Form 10-Q
period 2005-12-31
HEMOSENSE INC
filed 2006-02-14
CIK 1127393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

large accelerated filer  ☐    accelerated filer  ☐    non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 1, 2006, 11,152,502 shares of the registrant’s common stock were outstanding.

HEMOSENSE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HEMOSENSE, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except per share and share data)

	December 31, 2005	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$3,217	$3,598
Short term investments	14,079	7,943
Accounts receivable	2,696	2,087
Prepaid expenses and other current assets	669	714
Inventories	3,140	2,744

Total current assets	23,801	17,086
Property and equipment, net	490	512
Technology licenses and prepaid royalties	855	1,179
Other assets	215	226

Total assets	$25,361	$19,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$933	$1,029
Accrued expenses and other liabilities	1,192	1,159
Capital lease, current portion	40	37
Borrowings, current portion	2,083	2,000

Total current liabilities	4,248	4,225

Capital lease, net of current portion	41	52
Borrowings, net of current portion	4,187	4,714

Total liabilities	8,476	8,991

Stockholders’ equity:
Common stock, $0.001 par value Authorized: 50,000,000 shares; Issued and outstanding: 11,112,502 and 9,604,989 at December 31, 2005 and September 30, 2005, respectively	11	10
Additional paid-in capital	66,399	57,191
Accumulated other comprehensive loss	(13)	(3)
Accumulated deficit	(49,512)	(47,186)

Total shareholders’ equity	16,885	10,012

Total liabilities and shareholders’ equity	$25,361	$19,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEMOSENSE, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended December 31,
	2005	2004
Revenue	$3,436	$1,617
Cost of goods sold	2,331	2,000

Gross profit (loss)	1,105	(383)

Operating expenses:
Research and development	477	311
Sales and marketing	1,832	1,596
General and administrative	939	347

Total operating expenses	3,248	2,254

Loss from operations	(2,143)	(2,637)
Interest income	145	1
Interest expense	(318)	(221)
Other income (expense)	(10)	11

Net loss	$(2,326)	$(2,846)

Net loss per share:
Basic and diluted	$(0.22)	$(8.35)

Shares used to compute net loss per share:
Basic and diluted	10,540	341

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEMOSENSE, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Thee Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,326)	$(2,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198	252
Amortization of debt issuance cost	43	40
Provision/write-off of inventories	123	11
Amortization of prepaid royalties	214	66
Accrued interest on note payable	27	23
Stock compensation cost	38	—
Changes in assets and liabilities:
Accounts receivable	(609)	(117)
Prepaid expenses and other assets	13	(37)
Inventories	(509)	(439)
Accounts payable	(96)	(38)
Accrued expenses and other liabilities	33	(1)

Net cash used in operating activities	(2,851)	(3,086)

Cash flows from investing activities:
Proceeds from sale of short term investments	5,898	—
Purchase of short term investments	(12,044)	—
Acquisition of property and equipment	(66)	(83)

Net cash used in investing activities	(6,212)	(83)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	9,161	16
Principal payments on capital lease obligation	(8)	(11)
Proceeds from borrowing	—	3,000
Repayment of borrowings	(471)	—

Net cash provided by financing activities	8,682	3,005

Net decrease in cash and cash equivalents	(381)	(164)
Cash and cash equivalents at beginning of period	3,598	433

Cash and cash equivalents at end of period	$3,217	$269

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

Liquidity

On November 4, 2005, the Company closed a private equity offering of 1,481,482 shares of the Company’s common stock at $6.75 per share and issued warrants to purchase 740,741 shares of the Company’s common stock at $8.165 per share. Gross proceeds from the offering were $10.0 million. Total expenses from the offering were approximately $850,000 which included underwriting commissions of $600,000.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the financial statements, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period. Further, the preparation of unaudited condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. Actual results could differ from those estimates. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2005 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three month period ended December 31, 2005 are not necessarily indicative of the results for the year ending September 30, 2006 or any future interim period.

2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended September 30, 2005, which was filed with the Securities and Exchange Commission. With the exception of SFAS 123(R) which was adopted October 1, 2005, the Company’s significant accounting policies have not materially changed since September 30, 2005.

Warranty

The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers replacement costs of defective meters and related test strips. The warranty period is one year. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated failure rates and replacement costs, and known design changes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseen changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the three month periods ended December 31, 2005 and December 31, 2004, were as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Balance, at the beginning of the period	$59	$6
Accruals and charges for warranty for the period	18	11
Cost of repairs and replacements	(14)	(9)

Balance, at the end of the period	$63	$8

Stock-Based Compensation

Effective October 1, 2005, the Company adopted SFAS 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the beginning of the requisite service period, based on the fair value of the award, over the requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

Periods prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. The Company generally did not recognize employee stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using the minimum value method for grants made prior to the filing of the Registration Statement on Form S-1 and the Black-Scholes method for grants made subsequently and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three months ended December 31, 2005 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period. (in thousands, except per share data):

Three Months Ended December 31, 2004
Net loss as reported	$(2,846)
Less: Pro forma stock-based compensation expense determined under the fair value based method	11

Pro forma net loss	$(2,857)

Net loss per share:
Basic and diluted
As reported	$(8.35)
Pro forma	$(8.38)

Adoption of SFAS 123(R)

The effect of recording stock-based compensation for the three month period ended December 31, 2005 was as follows (in thousands):

Three Months Ended December 31, 2005
Stock-based compensation expense by type of award:
Employee stock options	$48
Amounts capitalized in inventory	(10)

Total compensation expense	$38

Effect on loss per share	$0.00

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options: During the three months ended December 31, 2005, the Company granted approximately 49,000 stock options with an estimated total grant-date fair value of $364,000. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $73,000. During the three months ended December 31, 2005, the Company recorded stock-based compensation related to stock options of $48,000 for all unvested options granted prior and after the adoption of SFAS 123(R).

Valuation Assumptions

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended December 31,
	2005	2004
Stock Options:
Expected volatility	60%	N/A
Risk free interest rate	4.31%	4.67%
Dividend yield	0.0%	0.0%
Expected life	6.25 Years	5 Years

Expected Term: Due to insufficient historical information, given consideration to the contractual terms of the stock-based awards, the Company adopted the simplified method for estimating the expected term pursuant to Staff Accounting Bulletin No. 107 (“SAB 107”) to represents the period that the Company’s stock-based awards are expected to be outstanding.

Expected Volatility: The fair value of stock based payments made through the quarter ended September 30, 2005 were valued using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock prices and comparable companies.

Expected Dividend: The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not issued any dividends.

Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury constant maturities with an approximate equivalent remaining term.

Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers voluntary termination behavior as well as future workforce reduction programs.

Stock Option Activity

The following is a summary of options activities (amount in thousands, except per share amounts):

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance as of September 30, 2005	42	1,028	$1.37
Increase in authorized shares	480	—	—
Granted	(49)	49	7.47
Canceled	3	(3)	0.80
Exercised	—	(26)	0.73
Expired	1	(1)	2.80

Balance as of December 31, 2005	477	1,047	$1.67

The options outstanding and exercisable at December 31, 2005 were in the following exercise price ranges (amount in thousands, except per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.00 – 2.00	903	7.2	0.80	6,135	588	5.9	0.80	3,996
2.01 – 7.59	115	9.2	6.86	84	14	6.3	4.16	47
7.60 - 9.00	28	9.6	8.21	—	—	—	—	—

	1,047	7.5	1.67	6,219	602	6.0	0.87	4,043

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s average stock price of $7.59 during the quarter ended December 31, 2005, which would have been received by the option holders had all option holders exercised their options during the period. The total number of in-the-money options exercisable as of December 31, 2005 was 602,000.

The weighted average exercise price of options granted during the three months ended December 31, 2005 was $7.47 per share. The total fair value of shares vested during the three months ended December 31, 2005 and 2004 were $25,000 and $23,000, respectively. The total intrinsic value of options at the exercise date of options exercised during the three month period ended December 31, 2005 and 2004 were $34,000 and $0, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended December 31, 2005 and 2004 were approximately $19,000 and $17,000, respectively. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

The Company issues new shares of common stock upon exercise of stock options.

A summary of the status of the Company’s non-vested shares as of December 31, 2005 and changes during the three months ended December 31, 2005, is presented below (amount in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Dated Fair Value
Non-vested at September 30, 2005	423	$2.14
Granted	49	7.47
Vested	(23)	1.11
cancelled/expired/forfeited	(4)	6.27

Non-vested at December 31, 2005	445	2.74

As of December 31, 2005, there was $571,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted average period of 2 years.

Balance Sheet Data

Inventories

The components of inventories are as follows (in thousands):

	December 31, 2005	September 30, 2005
Raw materials	$1,124	$881
Work-in-process	1,084	1,138
Finished goods	932	725

	$3,140	$2,744

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

The following outstanding options, redeemable convertible preferred stock and warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three months Ended December 31,
	2005	2004
Redeemable convertible preferred stock (as if converted)	—	5,909
Options to purchase common stock	1,047	789
Warrants to purchase redeemable convertible preferred stock (as if converted)	—	80
Warrants to purchase common stock	922	45

4) Recent Accounting Pronouncements

On June 7, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe that the adoption of FAS 154 will have a material effect on the Company’s financial position, results of operations or cash flows.

5) Contingencies

The Company is not presently party to any material litigation.

6) Segment Reporting

The Company derives significant revenue from outside the United States, primarily in Europe. Revenue by geographic area, based on the customer shipment location, were as follows, (in thousands)

	Three Months Ended December 31,
Revenue By Market	2005	2004
United States	$2,817	$1,066
Germany	268	355
Spain	168	73
Other	183	123

Total revenue	$3,436	$1,617

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those regarding anticipated growth of our business, expansion of reimbursement, our ability to achieve cost reductions, and the sufficiency of our cash to fund our operations. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified Part II, Item 1A, “Risk Factors.” This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with our Annual Report on Form 10-K for the year ended September 30, 2005.

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

The manufacturing cost structure for our test strips currently includes a large component of fixed costs which is being spread over production that has not been maximized. Increases in production volume will be a significant factor for cost reduction for our test strips. During the quarter ended September 30, 2005, we achieved a gross margin for the first time and for the quarter ended December 31, 2005, we achieved a 32% gross margin. We believe continuing volume increases and process improvements will sustain and enhance cost reductions for our products in the future.

Results of Operations

The following table sets forth our results of operations (in thousands) expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,
	2005		2004
	Amount	% of Sales	Amount	% of Sales	Amount of Increase (Decrease)	Percent Increase (Decrease)
Revenue	$3,436	100%	$1,617	100%	$1,819	112%
Cost of goods sold	2,331	68	2,000	124	331	17

Gross Profit (loss)	1,105	32	(383)	(24)	1,488	389

Operating expenses
Research and development	477	14	311	19	166	53
Sales and marketing	1,832	53	1,596	99	236	15
General and administrative	939	27	347	21	592	171

Total operating expenses	3,248	94	2,254	139	994	44

Loss from operations	(2,143)	(62)	(2,637)	(163)	494	19

Interest income	145	4	1	—	144	14,400

Interest and other expense	(328)	(10)	(210)	(13)	(118)	56

Net loss	$(2,326)	(68)%	$(2,846)	(176)%	$520	26%

Revenue. For the three months ended December 31, 2005, revenue increased $1.8 million, or 112%, to $3.4 million from $1.6 million for the three months ended December 31, 2004. The revenue increase, both in the United States and internationally, was attributed to increased penetration by our distribution partners into the markets they serve. The increase in revenue was primarily attributable to the sale of test strips which increased $1.2 million, or 132%, from $896,000 for the three months ended December 31, 2004 to $2.1 million for the three months ended December 31, 2005. Meters and accessories revenue increased $616,000, or 84%, to $1.3 million for the three months ended December 31, 2005 as compared to $732,000 for the three months ended December 31, 2004. For the three months ended December 31, 2005, we benefited from significant stocking orders from two new European distributors with no corresponding stocking orders for the three months ended December 31, 2004. European revenue for the three months ended December 31, 2005 was also negatively impacted by a negative mailing program against the INRatio system by a competitor in early November. Based on orders received late in the fiscal quarter we believe the order pattern has returned to previous levels. We anticipate revenue for all products to significantly increase over the balance of the current fiscal year as we continue to penetrate the worldwide markets for our products.

Cost of Goods Sold. Cost of goods sold increased $331,000, or 17%, to $2.3 million for the three months ended December 31, 2005 from $2.0 million for the three months ended December 31, 2004. Most of the increase related to increased product revenue shipments for the three months ended December 31, 2005 compared to the same period last year. Gross profit was 32% for the three months ended December 31, 2005 compared to a gross loss of 24% of revenue for the three months ended December 31, 2004. The improvement in gross profit from a gross loss was attributed to increased production volume and process improvements for test strips. The increase was primarily attributed to factory spending increase of less than 4% while production increased significantly to support increased unit sales. Additionally, some of the gross profit improvement was attributed to a one-time effect in the quarter related to higher strip unit production during the quarter for a planned build up of our inventory in anticipation of a deliberate reduction of production in the quarter ending March 31, 2006 to accommodate manufacturing changes. This had a favorable impact on gross profit of approximately four percentage points. As a result, we expect gross margin in the second fiscal quarter to decrease slightly. We expect the gross margin for the second half of fiscal 2006, to increase over the second quarter to near or slightly below the current quarter’s 32%.

Research and Development Expenses. Research and development expenses increased $166,000, or 53%, to $477,000, for the three months ended December 31, 2005 from $311,000 for the three months ended December 31, 2004. The increase was mainly attributable to $130,000 increase spending for consultants relating to the design of a next generation of INRatio meter. Additionally, increased head count resulted in $53,000 higher payroll costs. As a percent of total revenue, research and development expenses decreased to 14% for the three months ended December 31, 2005 from 19% for the three months ended December 31, 2004 mainly due to the significant increase in revenue. Partially offsetting the increase was $15,000 decrease in the use of laboratory equipment and supplies. Over the balance of the fiscal year we expect research and development expenses to increase as new initiatives are continued. As a result, there may be an increase in expenses as a percentage of total revenue.

Sales and Marketing Expenses. Sales and marketing expenses increased $236,000, or 15%, to $1.8 million for the three months ended December 31, 2005 from $1.6 million for the three months ended December 31, 2004. The increase was primarily attributable to $308,000 for payroll and travel expenses for additional personnel. Additionally, product marketing cost increased $115,000 as the efforts to promote our product expanded. These costs were partially offset by a $173,000 decrease in consulting expenses, primarily due to the discontinuance of a European agency relationship and $35,000 reduction in provision for bad debts. The balance of the increase in spending relates to a general higher activity level in support of increased revenue. As a percent of total revenue, sales and marketing expenses decreased to 53% for the three months ended December 31, 2005 from 99% for the three months ended December 31, 2004 due to the increase in revenue. Over the balance of the fiscal year, we expect sales and marketing expenses to continue to increase, but slower than the growth in revenue.

General and Administrative Expenses. General and administrative expenses increased $592,000 to $939,000 for the three months ended December 31, 2005 from $347,000 for the three months ended December 31, 2004. Consultants and outside professional services, including legal and accounting, increased $259,000 representing the cost of being a public company, including Sarbanes-Oxley Section 404 compliance. Payroll and other benefits increased $188,000 due to increased headcount, stock based compensation and payment of management recognition awards. Insurance expense increased $129,000 due to increased premiums for directors and officer liability insurance as a result of being a public company. As a percent of total revenue, general and administrative expenses increased to 27% for the three months ended December 31, 2005 from 21% for the three months ended December 31, 2004. Over the balance of the fiscal year, we expect general and administrative expenses to increase as we incur additional expenses associated with Sarbanes-Oxley section 404 compliance and such expenses are expected to increase as a percentage of total revenue.

Interest Income. Interest income increased by $144,000 from $1,000 for the three months ended December 31, 2004 to $145,000 for the three months ended December 31, 2005. The increase related to returns on short term investments purchased with a portion of the funds received from the initial public offering, in July 2005, and our private placement in November 2005.

Interest and Other Expense. Interest and other expense increased $118,000, or 56%, to $328,000 for the three months ended December 31, 2005 from $210,000 for the three months ended December 31, 2004. The increase relates to the higher level of debt the company has incurred over the past year. This increase was primary attributable to the Lighthouse Capital loan of $7.5 million which was fully drawn as of January 2005. Over the balance of fiscal 2006, interest expense will decline as principal payments are made as specified in the loan agreement.

Liquidity and Capital Resources

Cash flow information for the three months ended December 31, 2005 and December 31, 2004 was as follows (in thousands):

	December 31, 2005	December 31, 2004
Cash, cash equivalents and short term investments	$17,296	$269

Net cash used in operating activities	$(2,851)	$(3,086)
Net cash used in investing activities	(6,212)	(83)
Net cash provided by financing activities	8,682	3,005

Net decrease in cash and cash equivalents	$(381)	$(164)

Since our inception, our operations have been primarily financed through the sale of equity securities, both public and private, bank equipment financing loans, debt capital and capital leases. As of December 31, 2005, our cash, cash equivalents and short term investments were $17.3 million. All of our cash equivalents and investments have original maturities of one year or less. On November 4, 2005 we closed a private equity offering of 1,481,482 shares of common stock at $6.75 per share and warrants to purchase 740,741 shares of our common stock. Gross proceeds from the offering were $10.0 million. Net proceeds were $9.2 million after offering expenses included underwriting commissions.

During the three months ended December 31, 2005, our operating activities used cash of approximately $2.9 million, compared to approximately $3.1 million for the three months ended December 31, 2004, a decrease of $235,000. This comprised of a decrease in the net loss by $520,000 and $251,000 increase in non-cash adjustments. Net increase of non-cash current assets and liabilities was $536,000 primarily due to increases in accounts receivable. The increase in accounts receivable related primarily to the increase in revenue for the three months ended December 31, 2005 over the same period last year.

Our investing activities used cash of approximately $6.2 million during the three months ended December 31, 2005 compared to $83,000 for the three months ended December 31, 2004. The increase in the use of funds was attributable to $6.1 million increase in net purchases of marketable securities with cash and equivalents available in excess of operational needs.

Cash provided by financing activities was $8.7 million for the three months ended December 31, 2005 compared to $3.0 million provided by financing activities for the three months ended December 31, 2004. The increase in cash provided for the three months ended December 31, 2005 was due to $9.2 million of net proceeds from our private stock placement in November 2005. For the three months ending December 31, 2004, the source of funds was $3.0 million increased borrowings. For the three months ending December 31, 2005, we reduced our debt and other obligations by $478,000 compared to payments of $11,000 for the same period last year.

As of December 31, 2005, we had a long-term loan payable, a long-term note payable, capital lease obligations, commitments under facility and equipment operating leases, and purchase commitments. We had no other off-balance sheet items or commitments. Future payments under these obligations are included in the table below for each of the fiscal years ending September 30 (in thousands):

	2006	2007	2008	2009	2010	2011	Total
Loan payable	$1,530	$2,353	$1,787	$—	$—	$—	$5,670
Note payable	—	—	—	600	—	—	600
Capital leases	28	36	16	—	—	—	81
Facility lease	109	152	162	90	—	—	513
Equipment lease	17	23	23	15	15	4	97
Cancelable purchase commitments	2,153	—	—	—	—	—	2,153
Non-cancelable purchase commitments	732	—	—	—	—	—	732

Total	$4,569	$2,564	$1,989	$705	$15	$4	$9,846

We believe that our existing cash and cash equivalents and cash generated from product sales, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

Critical Accounting Policies

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended September 30, 2005, which was filed with the Securities and Exchange Commission. With the exception of SFAS 123(R) which was adopted October 1, 2005, our significant accounting policies have not materially changed as of December 31, 2005.

Effective October 1, 2005, we adopted SFAS 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the beginning of the requisite service period, based on the fair value of the award and is recognized over the requisite service period. The option pricing model requires the input of subjective estimates, including the option’s expected life and the price volatility of the underlying stock. Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The fair value of each stock option was estimated on the date of the grant using the minimum value method for grants made prior to the filing of the Registration Statement on Form S-1 and the Black-Scholes method for grants made subsequently. Accordingly, no compensation cost had been recognized in our statement of operations for employee stock options; however, we provided additional pro forma disclosures as required under SFAS 123, as amended by SFAS No 148, Accounting for stock-based compensation, transition and disclosure.

Recent Accounting Pronouncements

On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe that the adoption of FAS 154 will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Sarbanes-Oxley Section 404 Compliance. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) may require our company to include an internal control report from management in its Annual Report on Form 10-K for the fiscal year ending September 30, 2006 (which may be extended by a year or more to no earlier than September 30, 2007, if our public float as of March 31, 2006 is less than $75 million) and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We have limited operating experience and a history of net losses. Unless we are able to significantly increase our revenue and reduce our costs, we may never achieve or maintain profitability.

We have a limited history of operations and have incurred net losses in each year since our inception. We received regulatory clearance to market our INRatio System in 2002 and began commercial sales in early 2003. During the past five fiscal years, we incurred net losses of $4.0 million in 2001, $4.7 million in 2002, $6.9 million in 2003, $10.3 million in 2004 and $11.7 million in 2005. As of December 31, 2005, we had an accumulated deficit of $49.5 million. We expect that our operating expenses will increase as we expand our business, devote additional resources to our research and development, sales and marketing efforts and incur the costs of being a public company.

We expect that the price of our common stock will fluctuate substantially.

The average daily trading volume of our stock is low, and our stock price may move significantly from the trading of relatively few shares. The market price for our common stock will be affected by a number of factors, including:

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

We are subject to FDA inspection and possible enforcement action in the event of regulatory violations.

Our product and facilities are subject to continual review and periodic inspections by the FDA and other regulatory bodies. In particular, we are required to comply with quality system regulations, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, shipping and post market surveillance of our product. The FDA enforces the QSR through scheduled and through unannounced inspections. We recently underwent an inspection of our facilities by the FDA, which resulted in the issuance of an FDA Form 483 and, subsequently, a warning letter, because the FDA believed that our Form 483 response did not provide sufficient detail and documentation for the FDA to evaluate whether our corrective actions would be adequate to prevent recurrence of the inspection observations. . The FDA has accepted our response to the warning letter, but there can be no assurance that the FDA will not impose more serious enforcement actions, which may include the following sanctions:

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

The market for point-of-care and patient self-testing PT/INR measurement systems is intensely competitive, subject to rapid change, new product introductions and other activities of industry participants. We currently compete directly against Roche Diagnostics, the largest diagnostic company in the world, and International Technidyne Corporation, a division of Thoratec. Together these two companies currently account for substantially all of the point-of-care and patient self-testing PT/INR measurement market. Several other companies, including Inverness Medical Innovations, have announced that they are developing new products that would compete directly against us, and we expect one or more new products to become available in the near future. In addition, other companies, including Johnson & Johnson and Beckman Coulter, have developed or acquired directly competitive products for the PT/INR market in the past, and while they are not current competitors, they could re-enter the market at any time. Additionally, these and other potential competitors hold intellectual property rights that could allow them to develop or sell the right to develop new products that could compete effectively with our INRatio System. All of these companies are larger than us and enjoy several competitive advantages, including:

•	significantly greater name recognition;

•	established relationships with healthcare professionals, patients and insurance providers;

•	large, direct sales forces and established independent distribution networks;

•	additional product lines and the ability to offer rebates, bundled products, and higher discounts or incentives;

•	access to material information about our business, which we are required to publicly disclose, while not having to disclose their own comparable information, because it is an immaterial part of their overall operations;

•	greater experience in conducting research and development, manufacturing and marketing activities; and

•	greater financial and human resources for product development, sales and marketing and litigation.

Because of these competitive advantages, these companies may be able to engage in aggressive practices that may harm our business, without us being able to effectively respond. If we are not able to compete effectively against these companies or their products, our business will be harmed.

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

Advances in the treatment of underlying conditions could also affect the use of warfarin. For example, improvements in replacement tissue heart valves have reduced, and may in the future further reduce the use of mechanical heart valves, one of the leading indications for chronic warfarin use. Additionally, several companies are pursuing new surgical procedures to treat atrial fibrillation, another leading indication for warfarin use and monitoring. Any development that renders warfarin obsolete or diminishes the need for PT/INR testing by patients in our target markets would negatively affect our business and prospects.

Our ability to successfully market and sell our product is dependent on the availability of adequate reimbursement from Medicare and other insurance providers.

In the United States, purchasers of medical devices, including our INRatio System, generally rely on Medicare and other insurance providers to cover all or part of the cost of the product. Currently reimbursement for PT/INR testing is available in the point-of-care environment for monitoring all uses of warfarin. However, Medicare currently only reimburses PT/INR self-testing for patients with mechanical heart valves, or approximately 400,000 mechanical heart valve patients on warfarin, which represents approximately 15% of three million United States patients taking warfarin on a daily basis. Whether Medicare expands reimbursement for PT/INR patient self-testing for other indications, such as atrial fibrillation, will be partially dependent on the outcome of ongoing and future clinical studies that we neither participate in nor have any direct control over. Coverage and reimbursement determinations are subject to change over time and we cannot assure you that Medicare will not reduce or change coverage and reimbursement policies.

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

We have limited experience as a company in the sale, marketing and distribution of our INRatio System. We maintain a relatively small sales and marketing team which as of December 21, 2005 was comprised of 35 employees and expect to depend heavily on third parties to sell our product both in the United States and internationally for the foreseeable future. To achieve commercial success, we must further develop our sales and marketing capabilities and enter into and maintain successful arrangements with others to sell, market and distribute our product.

We currently have agreements with seven national and four regional distributors in the United States. We also have agreements with 14 international distributors of our product. Three of our distributors, Quality Assured Services, Medline and Cardinal Health, accounted for approximately 24%, 19% and 13%, respectively, of our total revenue in fiscal 2005. Our success is dependent upon developing and maintaining current and future distribution relationships. We have only recently entered into most of our distribution relationships, which makes it difficult for us to predict their future success. Some of our distribution agreements allow either party to terminate the relationship on short notice and without fault. Additionally, we may be unable to renew a distribution agreement upon its expiration on favorable terms, or at all. Distribution partners may fail to commit the necessary resources to market and sell our product to the level of our expectations. In particular, several of our distribution partners also distribute the products of our competitors, and as a result, we compete for the attention of these distributors against the experienced and well funded efforts of our competitors. If in the future our distribution partners elect to focus on selling the products of our competitors rather than our products, our sales efforts will be seriously compromised. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable. If our current or future partners do not perform adequately, or we are unable to locate or retain partners, as needed, in particular geographic areas or in particular markets, our ability to achieve our expected revenue growth rate will be harmed.

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

The components of the INRatio System are the INRatio meter and INRatio disposable test strips. We manufacture INRatio test strips at our facility, and we contract with an electronic manufacturing services supplier to manufacture the INRatio meter. To be successful, we must manufacture our test strips in substantial quantities and at acceptable costs. We currently have limited experience manufacturing our test strips, and no experience manufacturing in the quantities that we anticipate we will need in the foreseeable future. There are technical challenges to increasing our manufacturing capacity in a significant manner, including:

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

Currently, we have three single source suppliers: Dade Behring, which produces a reagent used in our test strips, Haematologic Technologies, which produces our control reagents, and Plexus, which manufactures our meters. Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow our protocols and procedures, failure to comply with applicable regulations, or equipment malfunction, any of which could delay or impede their ability to meet our demand. Our reliance on these outside suppliers also subjects us to other risks that could harm our business, including:

•	we may not be able to obtain an adequate supply of quality raw materials or component parts in a timely manner or on commercially reasonable terms;

•	suppliers may make errors in manufacturing components that could negatively affect the performance of our product, cause delays in shipment of our product or lead to returns;

•	significant lot-to-lot variation in our test strips could negatively affect the performance of our product or cause delays in shipment of our product;

•	we may have difficulty locating and qualifying on a timely basis alternative suppliers for our single sourced supplies;

•	switching components may require product redesign and new submissions to the FDA, either of which could significantly delay production;

•	our suppliers manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver components to us in a timely manner; and

•	our suppliers may encounter financial hardships either related or unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

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

In March 2005, we restated our financial results for the fiscal year ended September 30, 2004 to reflect certain adjustments. The restatement arose, in part, to defer the recognition of revenue on certain shipments made prior to fiscal year end for which title transfer to the customer did not occur until the subsequent period, as well as to correct the accounting for a significant license and settlement agreement. Certain other accounting adjustments were also identified and made. As a result of these errors, we have determined that our internal controls over financial reporting were not effective as of September 30, 2004. In connection with the restatement of our financial statements our independent auditors identified a material weakness in our internal controls and procedures related to inadequate resources in the finance function which both the Audit Committee and management agreed. As a public company, we require greater financial resources than we had as a private company. During 2005, we hired a member of our finance department, a Corporate Controller, with SEC reporting experience; however, we cannot provide you with assurance that our finance department has or will maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. The effectiveness of our controls and procedures may in the future be limited by a variety of factors including:

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

The cost of complying with the reporting requirements under the Securities and Exchange Act of 1934 are substantial. In addition, the Sarbanes-Oxley Act of 2002, along with other recent rules from the SEC and AMEX, have required further legal and financial compliance costs, and made some corporate actions more difficult. For example, compliance with the internal control requirements of Sarbanes-Oxley Section 404 requires us to commit significant resources to document and review the adequacy of our internal controls. While we are expending significant resources in developing the required documentation and testing procedures required by Section 404, we can provide no assurance as to conclusions by us or our external auditors with respect to the effectiveness of our internal controls over financial reporting. If we determine we have a material weakness of our internal controls under the Section 404, we will have to issue a report that our internal controls are not effective, which could cause the market price of our stock to decline.

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

MPM Capital and its affiliates own approximately 39% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. This stockholder will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, it could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We registered for the initial public offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (Registration No. 333-123705), which was declared effective on June 28, 2005. On July 1, 2005 we completed the initial public offering of our common stock by selling 3.5 million shares at $5.50 per share. Additionally on July 27, 2005, the underwriters exercised their over-allotment option to purchase 12,207 shares at $5.50 per share. Gross proceeds from the offering were $19.3 million. Total expenses from the offering were $2.6 million, which included underwriting discounts and commissions of $1.3 million, and $1.3 million in other offering-related expenses. Net offering proceeds, after deducting total expenses were $16.7 million. Of the $16.7 million in net proceeds, through December 31, 2005, we have spent approximately, $3.7 million for sales and marketing initiatives to support the ongoing commercialization of our INRatio System, $930,000 for research and development activities, including support of product development, regulatory and clinical study initiatives, $1.5 million for repayment of outstanding principal and interest due from promissory notes bearing interest at the rate of 6% annually held by affiliates, plus accrued interest, and $3.3 for working capital and general corporate purposes. In addition, we invested the proceeds from the offering in short-term, investment grade, interest-bearing instruments.

On November 4, 2005 we closed a private equity offering of 1,481,482 shares of our common stock at $6.75 per share and issued warrants to purchase 740,741 shares of our common stock at $8.165 per share which warrants expire on November 4, 2010, unless previously exercised. Gross proceeds from the offering were $10.0 million. Total expenses from the offering were approximately $850,000 which included underwriting commissions of $600,000. The managing underwriters of the offering were Lazard Capital Markets and Roth Capital Partners. The sales and issuances of securities in the transaction were deemed to be exempt from registration under the Securities Act in reliance upon an exemption provided by Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated there under, as transactions by an issuer not involving any public offering. The recipients of securities in the transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. The sale of these securities was made without general solicitation or advertising. All recipients were accredited investors and had adequate access, through their relationship with us, to information about us.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2006,	/s/ James D. Merselis
James D. Merselis
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2006,	/s/ Paul Balsara
Paul Balsara
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer under Rule 13a-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(b)

32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to 18 U.S. C. 1350