Form 10-Q
period 2006-03-31
HEMOSENSE INC
filed 2006-05-11
CIK 1127393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a Large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2006, 11,188,887 shares of the registrant’s common stock were outstanding.

HEMOSENSE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HEMOSENSE, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except per share and share data)

	March 31, 2006	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$1,957	$3,598
Short term investments	12,337	7,943
Accounts receivable	3,039	2,087
Prepaid expenses and other current assets	691	714
Inventories	2,902	2,744

Total current assets	20,926	17,086
Property and equipment, net	446	512
Technology licenses and prepaid royalties	545	1,179
Other assets	164	226

Total assets	$22,081	$19,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$884	$1,029
Accrued expenses and other liabilities	1,280	1,159
Capital lease, current portion	38	37
Borrowings, current portion	2,169	2,000

Total current liabilities	4,371	4,225
Capital lease, net of current portion	34	52
Borrowings, net of current portion	3,639	4,714
Other long term liabilities	11	—

Total liabilities	8,055	8,991

Stockholders’ equity:

Common stock, $0.001 par value Authorized: 50,000,000 shares; Issued and outstanding: 11,188,887 and 9,604,989 at March 31, 2006 and September 30, 2005, respectively	11	10
Additional paid-in capital	66,543	57,191
Accumulated other comprehensive loss	(31)	(3)
Accumulated deficit	(52,497)	(47,186)

Total shareholders’ equity	14,026	10,012

Total liabilities and shareholders’ equity	$22,081	$19,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

HemoSense, Inc,

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenue	$4,042	$1,800	$7,478	$3,417
Cost of goods sold	3,036	2,339	5,367	4,339

Gross profit (loss)	1,006	(539)	2,111	(922)

Operating expenses:
Research and development	667	229	1,144	540
Sales and marketing	2,064	1,604	3,896	3,200
General and administrative	1,103	525	2,042	872

Total operating expenses	3,834	2,358	7,082	4,612

Loss from operations	(2,828)	(2,897)	(4,971)	(5,534)
Interest income	161	9	306	10
Interest & other expense, net	(318)	(231)	(646)	(441)

Net loss	$(2,985)	$(3,119)	$(5,311)	$(5,965)

Net loss per share:
Basic and diluted	$(0.27)	$(6.72)	$(0.49)	$(14.76)

Shares used to compute net loss per share:
Basic and diluted	11,165	464	10,849	404

The accompanying notes are an integral part of these unaudited condensed financial statements.

HemoSense, Inc,

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,311)	$(5,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	389	599
Amortization of debt issuance cost	82	85
Provision/write-off of inventories	(8)	69
Amortization of prepaid royalties	426	130
Accrued interest on note payable	55	46
Stock compensation cost	118	—
Changes in current assets and liabilities:
Accounts receivable	(952)	(80)
Prepaid expenses and other assets	3	(102)
Inventories	(137)	(864)
Accounts payable	(145)	156
Accrued expenses and other liabilities	122	250

Net cash used in operating activities	(5,358)	(5,676)

Cash flows from investing activities:
Proceeds from sale of short term investments	10,070	—
Purchase of short term investments	(14,492)	—
Acquisition of property and equipment	(104)	(108)

Net cash used in investing activities	(4,526)	(108)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	9,221	17
Proceeds from issuance of preferred stock, net of issuance cost	—	3,331
Principal payments on capital lease obligation	(17)	(19)
Proceeds from borrowing	—	4,593
Repayment of borrowings	(961)	(477)

Net cash provided by financing activities	8,243	7,445

Net increase (decrease) in cash and cash equivalents	(1,641)	1,661
Cash and cash equivalents at beginning of period	3,598	433

Cash and cash equivalents at end of period	$1,957	$2,094

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. With the exception of Statement of Financial Accounting Standards, No. 123(R), which was adopted October 1, 2005, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the financial statements, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period. Further, the preparation of unaudited condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. Actual results could differ from those estimates. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2005 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended March 31, 2006 are not necessarily indicative of the results for the year ending September 30, 2006 or any future interim period.

2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended September 30, 2005, which was filed with the Securities and Exchange Commission. With the exception of Statement of Financial Accounting Standards (“SFAS”) 123(R) (“SFAS 123(R)”) which was adopted October 1, 2005, the Company’s significant accounting policies have not materially changed since September 30, 2005.

Warranty

The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers replacement costs of defective meters and related test strips. The warranty period is one year. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated failure rates and replacement costs, and known design changes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseen changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the three month periods ended March 31, 2006 and March 31, 2005, were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Balance, at the beginning of the period	$63	$8	$59	$6
Accruals and charges for warranty for the period	24	19	42	30
Cost of repairs and replacements	(17)	(16)	(31)	(25)

Balance, at the end of the period	70	$11	$70	$11

Balance Sheet Data

Inventories

The components of inventories are as follows (in thousands):

	December 31, 2005	September 30, 2005
Raw materials	$1,004	$881
Work-in-process	1,554	1,138
Finished goods	344	725

	$2,902	$2,744

3) Stock-Based Compensation

Stock Option Plans

1997 Stock Option Plan

In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), as amended, under which 1.1 million shares of the Company’s common stock have been reserved for issuance to employees, directors and consultants. Options granted under the 1997 Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the 1997 Plan. Incentive stock options may only be granted to employees. Options granted or stock purchased under the 1997 Plan must become exercisable or the Company’s right to repurchase lapse no less than 20% after one year and ratably over 4 years thereafter. In addition, as of March 31, 2006 there were 133,779 unvested options granted under the 1997 plan to certain employees and directors in which the vesting will fully accelerate upon the occurrence of a change in control. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% and 85%, respectively, of the fair value per share of the Company’s common stock on the grant date, as determined by the Board of Directors. The term of the options is ten years. Since the implementation of the 2005 Equity Incentive Plan, no additional options will be granted from this plan and the plan will terminate when all the shares have been either exercised, cancelled or expire.

2005 Equity Incentive Plan

In March 2005, the Company’s board of directors and stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), which became effective upon completion of its initial public offering on July 1, 2005. In addition, as of March 31, 2006 there were 141,462 unvested options granted under the 2005 plan to certain employees and directors in which the vesting will fully accelerate upon the occurrence of a change in control. The Company has reserved a total of 530,000 shares of its common stock for issuance under the 2005 Plan, all of which are available for future grant. In addition, any unused shares in or any unvested shares under the 1997 Plan as of the effective date of an initial public offering has been added to the 2005 Plan.

Stock-Based Compensation

Effective October 1, 2005, the Company adopted SFAS 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the beginning of the requisite service period, based on the fair value of the award, over the requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

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

Proforma disclosure for the three and six months ended March 31, 2005 are not presented to illustrate the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock-based compensation plans prior to the adoption because all stock options granted were prior to the Company’s initial public offering, which was completed in July 2005, were valued using the minimum value method.

Adoption of SFAS 123(R)

The effect of recording stock-based compensation for the three and six month periods ended March 31, 2006 was as follows (in thousands):

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Stock-based compensation expense by type of award:
Employee stock options	$83	$131
Amounts capitalized in inventory	(3)	(13)

Total compensation expense	$80	$118

Effect on loss per share	$(0.01)	$(0.01)

Total stock-based compensation recognized in our condensed statement of operations related to the adoption of SFAS 123(R) for the quarter three and six months ended March 31, 2006 is as follows (in thousands, except per share data):

	Three Months Ended March 31, 2006	Six Months Ended March 31 2006
Research and development	$5	$8
Sales and marketing	18	30
General and administrative	45	68

Total operating expense	$68	$106
Cost of Goods sold	12	12

Total compensation expense	$80	$118

Increase in basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.01)

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options: During the three and six months ended March 31, 2006, the Company granted approximately 169,000 and 218,000 stock options, respectively, with an estimated total grant-date fair value of $994,000 and $1.4 million, respectively. The Company estimated that the stock-based compensation for the awards not expected to vest was $143,000 and $216,000. During the three and six months ended March 31, 2006, the Company recorded stock-based compensation related to stock options of $83,000 and $131,000, respectively, for all unvested options granted prior and after the adoption of SFAS 123(R).

Valuation Assumptions

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Expected volatility	58%	59%
Risk free interest rate	4.60%	4.52%
Dividend yield	0.0%	0.0%
Expected life	6.18 Years	6.19 Years

        Proforma disclosure for the three and six months ended March 31, 2005 are not presented to illustrate the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock based compensations plans prior to the adoption because all stock options granted were prior to the Company’s initial public offering, which was completed in July 2005, were valued at the minimum value method.

Expected Term: Due to insufficient historical information, given consideration to the contractual terms of the stock-based awards, the Company adopted the simplified method for estimating the expected term pursuant to Staff Accounting Bulletin No. 107 (“SAB 107”) to represents the period that the Company’s stock-based awards are expected to be outstanding.

Expected Volatility: The fair value of stock based payments made through the quarter ended March 31, 2006 were valued using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock prices and comparable companies.

Expected Dividend: The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not issued any dividends.

Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury constant maturities with an approximate equivalent remaining term.

Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers voluntary termination behavior.

Stock Option Activity

The following is a summary of options activities (amount in thousands, except per share amounts):

	Options Outstanding		Weighted Average Exercise Price
	Shares Available for Grant	Number of Shares
Balance as of September 30, 2005	42	1,028	$1.37
Increase in authorized shares	480	—	—
Granted	(218)	218	6.23
Canceled	15	(15)	4.40
Exercised	—	(102)	0.78
Expired	1	(1)	2.8

Balance as of March 31, 2006	320	1,128	$2.32

The options outstanding and exercisable at March 31, 2006 were in the following exercise price ranges (amount in thousands, except per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 – 1.00	821	7.5	$0.79	$3,658	591	7.5	$0.79	$2,634
1.01 – 2.00	2	3.5	2.00	7	2	3.5	2.00	7
2.01 – 5.00	10	4.1	2.80	24	10	4.1	2.80	24
5.01 – 5.85	31	9.9	5.67	—	—	—	—	—
5.86 – 7.00	161	9.7	6.10	—	4	9.7	5.86	—

7.01 – 9.00	103	9.5	7.54	—	4	9.9	7.48	—

	1,128	8.0	$2.32	$3,689	611	8.0	$0.90	$2,665

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s average stock price of $5.85 during the quarter ended March 31, 2006, which would have been received by the option holders had all option holders exercised their options during the period. The total number of in-the-money options exercisable as of March 31, 2006 was 603,000.

Information regarding the Company’s stock options transactions for the three and six months ended March 31, 2006 and 2005 are (in thousands except for per options information):

	Three Months Ended March 31,	Six Months Ended March 31,
	2006	2006
Total fair value of shares vested	$107	$131
Total intrinsic value of options exercised	454	488
Total cash received from employees from exercises of options	61	80
Weighted average exercise price of options granted	$5.88	$6.23

In connection with the above exercises, there was no tax benefit realized by the Company due to the Company’s current loss position. The Company issues new shares of common stock upon exercise of stock options.

A summary of the status of the Company’s non-vested shares as of March 31, 2006 and changes during the period ended March 31, 2006, is presented below (amount in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Dated Fair Value
Non-vested at September 30, 2005	423	$2.14
Granted	218	6.23
Vested	(109)	1.21
Cancelled /forfeited	(15)	4.40

Non-vested at March 31, 2006	517	4.00

As of March 31, 2006, there was $527,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under both of the plans. The cost is expected to be recognized over a weighted average period of 3 years.

4) Net Loss Per Share

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

The following outstanding options, redeemable convertible preferred stock and warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three and six months Ended March 31,
	2006	2005
Redeemable convertible preferred stock (as if converted)	—	5,489
Options to purchase common stock	1,128	999
Warrants to purchase redeemable convertible preferred stock (as if converted)	—	127
Warrants to purchase common stock	922	45

5) Contingencies

The Company is not presently party to any material litigation.

6) Segment Reporting

The Company derives significant revenue from outside the United States, primarily in Europe. Revenue by geographic area, based on the customer shipment location, were as follows, (in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
Revenue by Geographic Area	2006	2005	2006	2005
United States	$3,294	$1,362	$6,111	$2,428
Germany	249	261	517	616
Spain	165	101	333	174
Other	334	76	517	199

Total revenue	$4,042	$1,800	$7,478	$3,417

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those regarding anticipated growth or expansion of our business, expansion of reimbursement, our ability to achieve cost reductions and increases in production volumes, increases in gross margin, increases in research and development and sales and marketing expenses over the course of the next fiscal year, decreases in general and administrative expenses over the course of the next fiscal year, and the sufficiency of our cash to fund our operations for the next twelve months. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified Part II, Item 1A, “Risk Factors.” This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with our Annual Report on Form 10-K for the year ended September 30, 2005.

Overview

We develop, manufacture and sell easy-to-use, handheld blood coagulation monitoring systems for use by patients and healthcare professionals in the management of warfarin medication. Our product, the INRatio System, measures the patient’s blood clotting time to ensure that patients with a propensity to form clots are maintained within the therapeutic range with the proper dosage of oral anticoagulant therapy. Our system is 510(k) cleared by the U.S. Food and Drug Administration, or FDA, for use by healthcare professionals as well as for patient self-testing. Our system is also CE marked in Europe. The INRatio System is targeted to both the professional, or point-of-care, market as well as the patient self-testing market, the latter being an opportunity that has emerged primarily following the establishment of Medicare reimbursement in 2002 for mechanical heart valve patients.

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

Currently, Medicare and private payors reimburse Prothrombin time, international normalized ratio, or PT/INR testing in the point-of-care environment for all indications. Medicare reimburses patient self-testing only for patients with mechanical heart valves, while reimbursement policies among private payors vary. Our revenue growth is dependent on such reimbursement continuing without any significant erosion in the reimbursement amounts. We believe that there is a significant additional opportunity in patient self-testing for other indications, such as atrial fibrillation, in the event that reimbursement is expanded. If Medicare reimbursement for patient self-testing by atrial fibrillation patients is not established in a timely fashion or at all, our future revenue growth will be substantially limited.

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

On April 5, 2006 we signed an agreement with J-PAC, a medical device assembly and packaging services company, to provide highly customized packaging services for our test strips. We believe that the expansion of our production capacity through this agreement will help us meet expected demand for test strips and move us towards our ultimate goal of profitability. As a result the cost of our test strip should decline over the remainder of the fiscal year.

The manufacturing cost structure for our test strips currently includes a large component of fixed costs which is being spread over production that has not been fully maximized. We expect that increases in production volume will be a significant factor for cost reduction for our test strips. We achieved a gross margin for the first time during the quarter ended September 30, 2005 which has continued through the quarter ended March 31, 2006, where we achieved a 25% gross margin. We believe continuing volume increases and process improvements will sustain and enhance cost reductions for our products in the future.

Results of Operations

The following table sets forth our results of operations (in thousands) expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,				Amount of Increase (Decrease)	Percent Increase (Decrease)
	2006		2005
	Amount	% of Sales	Amount	% of Sales
Revenue	$4,042	100%	$1,800	100%	$2,242	125%
Cost of goods sold	3,036	75	2,339	130	697	30

Gross profit (loss)	1,006	25	(539)	(30)	1,545	287

Operating expenses
Research and development	667	17	229	13	438	191
Sales and marketing	2,064	51	1,604	89	460	29
General and administrative	1,103	27	525	29	578	110

Total operating expenses	3,834	95	2,358	131	1,476	63

Loss from operations	(2,828)	(70)	(2,897)	(161)	69	2

Interest income	161	4	9	1	152	1,689

Interest and other expense, net	(318)	(8)	(231)	(13)	(87)	38

Net loss	$(2,985)	(74)%	$(3,119)	(173)%	$134	4%

	Six Months Ended March 31,				Amount of Increase (Decrease)	Percent Increase (Decrease)
	2006		2005
	Amount	% of Sales	Amount	% of Sales
Revenue	$7,478	100%	$3,417	100%	$4,061	119%
Cost of goods sold	5,367	72	4,339	127	1,028	24

Gross profit (loss)	2,111	28	(922)	(27)	3,033	329

Operating expenses
Research and development	1,144	15	540	16	604	112
Sales and marketing	3,896	52	3,200	94	696	22
General and administrative	2,042	27	872	25	1,170	134

Total operating expenses	7,082	94	4,612	135	2,470	54

Loss from operations	(4,971)	(66)	(5,534)	(162)	563	10

Interest income	306	4	10	1	296	2,960
Interest and other expense, net	(646)	(9)	(441)	(13)	(205)	46

Net loss	$(5,311)	(71)%	$(5,965)	(175)%	$654	11%

Revenue. For the three months ended March 31, 2006, revenue increased $2.2 million, or 125%, to $4.0 million from $1.8 million for the three months ended March 31, 2005. The revenue increase, both in the United States and internationally, was attributed to an increase in sales by our distribution partners in the markets they serve. The increase in revenue was primarily attributable to the sale of test strips which increased $1.8 million, or 200%, from $896,000 for the three months ended March 31, 2005 to $2.7 million for the three months ended March 31, 2006. Meters and accessories revenue increased $453,000, or 50%, to $1.3 million for the three months ended March 31, 2006 as compared to $903,000 for the three months ended March 31, 2005. We anticipate revenue for all products to increase over the balance of the current fiscal year as we continue to penetrate the worldwide markets for our products.

For the six months ended March 31, 2006, total revenue increased $4.1 million, or 119%, to $7.5 million from $3.4 million for the six months ended March 31, 2005. The revenue increase, both in the United States and internationally, was attributed to an increase in sales by our distribution partners in the markets they serve. The increase in revenue was primarily attributable to the sale of test strips which increased $3.0 million, or 164%, from $1.8 million for the six months ended March 31, 2005 to $4.8 million for the six months ended March 31, 2006. Meters and accessories revenue increased $1.1 million, or 68%, to $2.7 million for the six months ended March 31, 2006 as compared to $1.6 million for the six months ended March 31, 2005.

Cost of Goods Sold. Cost of goods sold increased $697,000, or 30%, to $3.0 million for the three months ended March 31, 2006 from $2.3 million for the three months ended March 31, 2005. Most of the increase related to increased product revenue shipments for the three months ended March 31, 2006 compared to the same period last year. Gross profit was 25% for the three months ended March 31, 2006 compared to a gross loss of 30% of revenue for the three months ended March 31, 2005. The improvement in gross profit from a gross loss was attributed to increased production volume and process improvements for test strips. Additionally, factory overhead decreased by 16% while production increased significantly to support increased unit sales. The decrease in factory overhead was attributed primarily to reduced depreciation expense for production equipment as a result of fully depreciated equipment. However gross profit was adversely affected by limited production resulting from our transitioning final assembly and packaging to J-PAC, a third party service provider. Gross profit was also adversely affected by our placement program of INRatio meters in certain markets which resulted in a lower overall average selling price for INRatio meters.

For the six months ended March 31, 2006, cost of goods sold increased $1.1 million, or 24%, to $5.4 million from $4.3 million for the six months ended March 31, 2005. Most of the increase related to increased product revenue shipments for the six months ended March 31, 2006 compared to the same period last year. Gross profit was 28% for the six months ended March 31, 2006 compared to a gross loss of 27% of revenue for the six months ended March 31, 2005. The improvement in gross profit from a gross loss was attributed primarily to increased production volume and process improvements for test strips. Also direct labor and overhead decreased by 8% while production increased to support increased unit sales. The decline in overhead costs related to reduced production equipment depreciation as a result of fully depreciated equipment. We expect the gross margin percent for the second half of fiscal 2006, to increase over the second quarter year to date percent to near or slightly below 32%. We believe that the improvement in gross margin will be due to outsourcing final assembly and packaging and continued improvements in the production process.

Research and Development Expenses. Research and development expenses increased $438,000, or 191%, to $667,000, for the three months ended March 31, 2006 from $229,000 for the three months ended March 31, 2005. The increase was primarily attributable to $348,000 increased costs for consultants relating to the design of a next generation of INRatio meter and costs associated with intellectual property and discovery research for new products. Additionally, increased head count resulted in $97,000 of higher payroll costs. As a percent of total revenue, research and development expenses increased to 17% for the three months ended March 31, 2006 from 13% for the three months ended March 31, 2005 mainly due to the increased product development. Over the balance of the fiscal year we expect research and development expenses to increase as new initiatives are continued. As a result, there may be an increase in overall research and development expenses but a reduction in the percentage of total revenue represented by such expenses when compared to the second fiscal quarter.

For the six months ended March 31, 2006, research and development expenses increased $604,000, or 112%, to $1.1 million, from $540,000 for the six months ended March 31, 2005. The increase was primarily attributable to $478,000 expenses for consultants and intellectual property related services relating to the design of a next generation of INRatio meter and other development programs. Additionally, increased head count resulted in $150,000 higher payroll and related costs. This was partially offset by a $20,000 decrease in laboratory and engineering supplies. As a percent of total revenue, research and development expenses decreased to 15% for the six months ended March 31, 2006 from 16% for the six months ended March 31, 2005.

Sales and Marketing Expenses. Sales and marketing expenses increased $460,000, or 29%, to $2.1 million for the three months ended March 31, 2006 from $1.6 million for the three months ended March 31, 2005. The increase was primarily attributable to $418,000 for payroll and travel expenses for additional personnel used in both the field and support functions. Additionally, product marketing cost increased $35,000 as the efforts to promote our product expanded. As a percent of total revenue, sales and marketing expenses decreased to 51% for the three months ended March 31, 2006 from 89% for the three months ended March 31, 2005 primarily due to our increased revenue.

For the six months ending March 31, 2006 sales and marketing expenses increased $696,000, or 22%, to $3.9 million from $3.2 million for the six months ended March 31, 2005. The increase was primarily attributable to $726,000 for payroll and travel expenses for additional personnel used in both the field and support functions. Product marketing cost increased $151,000 as the efforts to promote our product expanded. Additionally, dues and subscriptions increased $42,000 and telephone expense increased $15,000. These costs were partially offset by a $206,000 reduction in consulting expenses, primarily due to the discontinuance of a European agency relationship in January 2005 and a $35,000 reduction of bad debt expense. As a percent of total revenue, sales and marketing expenses decreased to 52% for the six months ended March 31, 2006 from 94% for the six months ended March 31, 2005 primarily due to the increase in revenue. Over the balance of the fiscal year, we expect sales and marketing expenses to continue to increase, but slower than our expected growth in revenue.

General and Administrative Expenses. General and administrative expenses increased $578,000 to $1.1 million for the three months ended March 31, 2006 from $525,000 for the three months ended March 31, 2005. Consultants and outside professional services, including legal and accounting, increased $226,000 representing costs associated with being a public company, including preliminary work for Sarbanes-Oxley Section 404 compliance. Payroll and other benefits increased $176,000 due to increased stock based compensation, management bonuses and headcount. Insurance expense increased $148,000 due to increased premiums for directors and officer liability insurance as a result of being a public company. As a percent of total revenue, general and administrative expenses decreased to 27% for the three months ended March 31, 2006 from 29% for the three months ended March 31, 2005.

For the six months ended March 31, 2006 general and administrative expenses increased $1.1 million to $2.0 million from $872,000 for the six months ended March 31, 2005. Consultants and outside professional services, including legal and accounting, increased $486,000 representing costs associated with being a public company, including preliminary work for Sarbanes-Oxley Section 404 compliance. Payroll and other benefits increased $364,000 due to increased headcount, stock based compensation and payment of management recognition awards. Insurance expense increased $278,000 due to increased premiums for directors and officer liability insurance as a result of being a public company. As a percent of total revenue, general and administrative expenses increased to 27% for the six months ended March 31, 2006 from 26% for the six months ended March 31, 2005. Over the balance of the fiscal year, we expect a reduction in our general and administrative expenses, compared to the first six months of fiscal 2006, in connection with the extension by at least one year of our required date for compliance with Sarbanes-Oxley Section 404. As a result, expenses are expected to decrease as a percentage of total revenue.

Interest Income. Interest income increased by $152,000 from $9,000 for the three months ended March 31, 2005 to $161,000 for the three months ended March 31, 2006. The increase related to returns on short term investments purchased with a portion of the funds received from the initial public offering, in July 2005, and our private placement in November 2005.

Interest income increased by $296,000, from $10,000 for the six months ended March 31, 2005 to 306,000 for the six months ended March 31, 2006. The increase related to returns on short term investments purchased with a portion of the funds received from the initial public offering, in July 2005, and our private placement in November 2005.

Interest and Other Expense. Interest and other expense increased $87,000, or 38%, to $318,000 for the three months ended March 31, 2006 from $231,000 for the three months ended March 31, 2005. The increase relates to the higher level of debt outstanding compared to the prior year. This increase was primary attributable to the interest paid relating with our loan from Lighthouse Capital.

For the six months ended March 31, 2006 interest and other expenses increased $205,000, or 46% to $646,000 from $441,000 for the six months ended March 31, 2005. The increase was attributed to a higher level of debt over the same period last year.

Liquidity and Capital Resources

Cash flow information for the six months ended March 31, 2006 and March 31, 2005 was as follows (in thousands):

	March 31, 2006	March 31, 2005
Cash, cash equivalents and short term investments	$14,294	$2,094

Net cash used in operating activities	$(5,358)	$(5,676)
Net cash used in investing activities	(4,526)	(108)
Net cash provided by financing activities	8,243	7,445

Net increase (decrease) in cash and cash equivalents	$(1,641)	$1,661

Since our inception, our operations have been primarily financed through the sale of equity securities, both public and private, bank equipment financing loans, debt capital and capital leases. As of March 31, 2006, our cash, cash equivalents and short term investments were $14.3 million. All of our cash equivalents and investments have original maturities of one year or less. On November 4, 2005 we closed a private equity offering of 1,481,482 shares of common stock at $6.75 per share and warrants to purchase 740,741 shares of our common stock. Gross proceeds from the offering were $10.0 million. Net proceeds were $9.2 million after offering expenses, including underwriting commissions.

During the six months ended March 31, 2006, our operating activities used cash of approximately $5.4 million, compared to approximately $5.7 million for the six months ended March 31, 2005, a decrease of $318,000. This was comprised of $654,000 decrease in the net loss and $133,000 increase in non-cash adjustments. Net increase of non-cash current assets and liabilities was $469,000 primarily due to increases in accounts receivable and reduced accounts payable. The increase in accounts receivable related primarily to the increase in revenue for the six months ended March 31, 2006 over the same period last year. The reduction in accounts payable related to the timing of inventory purchases. These uses of funds were partially offset by the slower inventory growth rate during the six months ended March 31, 2006 compared to the same period in the prior fiscal year.

Our investing activities used cash of approximately $4.5 million during the six months ended March 31, 2006 compared to $108,000 for the six months ended March 31, 2005. The increase in the use of funds was attributable to $4.4 million increase in net purchases of marketable securities with cash and equivalents available in excess of operational needs.

Cash provided by financing activities was $8.2 million for the six months ended March 31, 2006 compared to $7.4 million provided by financing activities for the six months ended March 31, 2005. The increase in cash provided for the six months ended March 31, 2006 was due to $9.2 million of net proceeds from our private stock placement in November 2005. For the six months ending March 31, 2005, the source of funds was $4.6 million increased borrowings and $3.3 million from the sale of common and preferred stock. For the six months ending March 31, 2006, we reduced our debt and other obligations by $961,000 compared to payments of $477,000 for the same period last year.

As of March 31, 2006, we had a long-term loan payable, a long-term note payable, capital lease obligations, commitments under facility and equipment operating leases, and purchase commitments. We had no other off-balance sheet items or commitments. Future payments under these obligations are included in the table below for each of the fiscal years ending September 30 (in thousands):

	2006	2007	2008	2009	2010	2011	Total
Loan payable	$1,041	$2,353	$1,786	$—	$—	$—	$5,180
Note payable	—	—	—	628	—	—	628
Capital leases	19	36	17	—	—	—	72
Facility lease	74	152	162	90	—	—	478
Equipment lease	12	23	23	15	15	4	92
Cancelable purchase commitments	2,707	—	—	—	—	—	2,707
Non-cancelable purchase commitments	1,057	—	—	—	—	—	1,057

Total	$4,910	$2,564	$1,988	$733	$15	$4	$10,214

We believe that our existing cash and cash equivalents and cash generated from product sales, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	success of our product sales and related collections;

•	future expenses to expand and support our sales and marketing activities;

•	entering into new, or maintaining existing, distribution relationships;

•	maintaining and expanding our manufacturing capacity and capabilities;

•	costs relating to changes in regulatory policies or laws that affect our operations;

•	the level of investment in research and development to maintain and improve our competitive edge and our technology position as well as broaden our technology platform;

•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

•	a decision to acquire or license complementary products, technologies or businesses.

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

Critical Accounting Policies

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended September 30, 2005, which was filed with the Securities and Exchange Commission. With the exception of Statement of Financial Accounting Standards, No. 123(R) or, SFAS 123(R), which was adopted October 1, 2005, our significant accounting policies have not materially changed as of March 31, 2006.

Effective October 1, 2005, we adopted SFAS 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the beginning of the requisite service period, based on the fair value of the award and is recognized over the requisite service period. The option pricing model requires the input of subjective estimates, including the option’s expected life and the price volatility of the underlying stock. Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The fair value of each stock option was estimated on the date of the grant using the minimum value method for grants made prior to the filing of the Registration Statement on Form S-1 and the Black-Scholes method for grants made subsequently. Accordingly, no compensation cost had been recognized in our statement of operations for employee stock options; however, we provided additional pro forma disclosures as required under SFAS 123, as amended by SFAS No 148, Accounting for stock-based compensation, transition and disclosure.

Recent Accounting Pronouncements

None.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any pending material litigation.

ITEM 1A. RISK FACTORS

We have limited operating experience and a history of net losses. Unless we are able to significantly increase our revenue and reduce our costs, we may never achieve or maintain profitability.

We have a limited history of operations and have incurred net losses in each year since our inception. We received regulatory clearance to market our INRatio System in 2002 and began commercial sales in early 2003. During the past five fiscal years, we incurred net losses of $4.0 million in 2001, $4.7 million in 2002, $6.9 million in 2003, $10.3 million in 2004 and $11.7 million in 2005. As of March 31, 2006, we had an accumulated deficit of $52.5 million. We expect that our operating expenses will increase as we expand our business, devote additional resources to our research and development, sales and marketing efforts and incur the costs of being a public company.

We expect that the price of our common stock will fluctuate substantially.

The average daily trading volume of our stock is low, and our stock price may move significantly from the trading of relatively few shares. The market price for our common stock will be affected by a number of factors, including:

•	our quarterly operating performance;

•	changes in earnings estimates or recommendations by securities analysts;

•	changes in the availability of reimbursement for the use of our products in the United States or other countries;

•	the announcement of new products or product enhancements by us or our competitors;

•	announcements of technological or medical innovations in PT/INR monitoring or anticoagulation treatment;

•	our ability to develop, obtain regulatory clearance for, and market, new and enhanced products on a timely basis;

•	product liability claims or other litigation;

•	changes in governmental regulations or in our marketing approvals or applications from or with regulatory authorities; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

We provide guidance regarding future operating performance and our stock price is based, in part, upon those predictions. Because we have only recently become a publicly-traded company, it may be difficult for us to accurately predict our operating performance each quarter, and we believe that our quarterly results will fluctuate as a result of many factors outside of our control, such as:

•	demand for our product;

•	timing of orders and shipments;

•	the performance of our distributors on our behalf;

•	our mix of sales between our distributors and our direct sales force;

•	foreign currency fluctuations;

•	seasonality, in Europe, relating to mechanical heart valve surgeries;

•	new product introductions by our competitors; and

•	the timing and uncertainty of United States and foreign reimbursement decisions with respect to the use of our products.

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

The majority of PT/INR testing has historically been and continues to be performed by large hospital or commercial laboratories. Healthcare professionals responsible for managing patients on warfarin therapy have experience with and confidence in the results generated by these large laboratories. In addition, these professionals influence many treatment decisions, including aspects critical to our business such as how often testing is to be performed, who is to perform the testing, and where testing is to be performed. In some instances, these decision makers may determine that our INRatio System test results lack the clinical history, accuracy and reliability of large laboratories. If we are unable to demonstrate to physicians’ satisfaction that the performance of our INRatio System closely matches the results produced by these laboratories, market acceptance of our product will be limited.

We are subject to FDA inspection and possible enforcement action in the event of regulatory violations.

Our product and facilities are subject to continual review and periodic inspections by the FDA and other regulatory bodies. In particular, we are required to comply with quality system regulations, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, shipping and post market surveillance of our product. The FDA enforces the QSR through both scheduled and unannounced inspections. During May 2005, we underwent an inspection of our facilities by the FDA, which resulted in the issuance of an FDA Form 483 and, subsequently, a warning letter, because the FDA believed that our Form 483 response did not provide sufficient detail and documentation for the FDA to evaluate whether our corrective actions would be adequate to prevent recurrence of the inspection observations. . The FDA has accepted our response to the warning letter, but there can be no assurance that the FDA will not impose more serious enforcement actions, which may include the following sanctions:

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

In order to correct an FDA observation during our recent inspection, we have revised our written procedure that describes when to file a medical device report, or MDR with the FDA. Our revised procedure requires us to file a medical device report, or MDRs for device malfunctions, including all allegations of inaccurate readings by our device. As a result, we have been filing, and expect to continue to file, an increased number of MDRs. MDRs are publicly available, and competitors have used this information in an attempt to disrupt our customer and potential customer relationships, which could harm market adoption of our product.

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

Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. Obtaining international approvals is a lengthy process, and reimbursement policies may limit the marketability of our product in certain countries. International reimbursement approvals may not be obtained in a timely manner, if at all, or may provide for inadequate reimbursement levels. After international reimbursement is established, it may be severely limited or eliminated in future years. Our failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of our product in the markets in which those approvals are sought.

If we are unable to establish sufficient sales and marketing capabilities or enter into and maintain appropriate arrangements with third parties to sell, market and distribute our product, our business will be harmed.

We have limited experience as a company in the sale, marketing and distribution of our INRatio System. We maintain a relatively small sales and marketing team which as of March 31, 2006 was comprised of 33 employees and expect to depend heavily on third parties to sell our product both in the United States and internationally for the foreseeable future. To achieve commercial success, we must further develop our sales and marketing capabilities and enter into and maintain successful arrangements with others to sell, market and distribute our product.

We currently have agreements with seven national and four regional distributors in the United States. We also have agreements with 14 international distributors of our product. Three of our distributors, Quality Assured Services, Medline and Cardinal Health, each accounted for between 10% to 30%, and 49% in the aggregate, of our total revenue in fiscal 2006. Our success is dependent upon developing and maintaining current and future distribution relationships. We have only recently entered into most of our distribution relationships, which makes it difficult for us to predict their future success. Some of our distribution agreements allow either party to terminate the relationship on short notice and without fault. Additionally, we may be unable to renew a distribution agreement upon its expiration on favorable terms, or at all. Distribution partners may fail to commit the necessary resources to market and sell our product to the level of our expectations. In particular, several of our distribution partners also distribute the products of our competitors, and as a result, we compete for the attention of these distributors against the experienced and well funded efforts of our competitors. If in the future our distribution partners elect to focus on selling the products of our competitors rather than our products, our sales efforts will be seriously compromised. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable. If our current or future partners do not perform adequately, or we are unable to locate or retain partners, as needed, in particular geographic areas or in particular markets, our ability to achieve our expected revenue growth rate will be harmed.

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

We expect our product to be used by patients without direct physician supervision. Many users will be elderly Medicare patients, who may have difficulty following the instructions for the use of our product. Additionally, in the point-of-care setting, practitioners familiar with competitors’ products that function differently may fail to follow our directions and misuse our product. For example, we are aware of a few situations in which practitioners have applied blood drawn from a vein using a syringe rather than capillary blood using a finger stick, which caused inaccurate readings. Warfarin management is complex, and there are many drugs, diseases and other factors that may affect warfarin metabolism and the ability of our test to perform as intended in the presence of these factors. Additionally, there may be biologic variations and clinical conditions that exist in some patients that may have an adverse effect on the performance of our product. We have in the past taken, and may in the future take, corrective action in our manufacturing procedure and labeling in order to respond to complaints that our test strips were producing inaccurate results. If our product is misused or otherwise produces an incorrect reading, a patient could be either underdosed or overdosed with warfarin, which could lead to serious injury or death and expose us to potential liability.

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

Certain of our manufacturing operations are dependent upon a single source contract manufacturer, making us vulnerable to production disruption, which could harm our business.

In March 2006, we executed a Packaging Agreement with J-PAC, a third party manufacturer, to provide pouching and packaging services to support our production of INRatio Test Strips in support of the INRatio PT/INR Monitoring System product line. J-PAC may encounter problems carrying out these aspects of the manufacture of our products and carrying out its services to us due to a variety of reasons, including failure to follow our protocols and procedures, supply shortages or equipment malfunction, any of which could delay or impede their ability to meet our demand. Our reliance on J-PAC also subjects us to other risks that could harm our business, including:

•	J-PAC carries out manufacturing services for a range of customers, and fluctuations in demand for J-PAC’s services for others may affect their ability to deliver finished goods to us in a timely manner;

•	Risk of damage or loss of our product while in transit between sites,

•	J-PAC may encounter financial hardship either related or unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements; and

•	we may have difficulty locating and qualifying on a timely basis an alternative for J-PAC’s services.

Additionally, we may become involved in a contractual dispute with J-PAC, or may be unable to negotiate the renewal of our contract with J-PAC, either of which could mean an interruption or delay in the obtaining J-PAC’s services. Any interruption or delay in J-PAC’s services, or our inability to obtain the same finished goods or services from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products, which would harm our business.

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

If we fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to American Stock Exchange, or AMEX, delisting, Securities and Exchange Commission, or SEC, investigation, and civil or criminal sanctions.

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

Third parties have in the past asserted, and could in the future assert, infringement or misappropriation claims against us with respect to our current or future products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of others. Our competitors may assert that our product or the methods we employ in the use or manufacture of our product are covered by United States or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications related to our business that are held by others. For example, in April 2003, Inverness Medical Innovations filed suit against us, alleging that disposable test strips for our INRatio System infringed certain of its patent rights. Inverness sought monetary damages and injunctive relief. In July 2004, we entered into a settlement and mutual release agreement with Inverness pursuant to which we received a license to the patent rights in exchange for a product royalty and a lump sum payment. Additionally, in June 2005, we received a letter from Beckman Coulter claiming that our test strip includes intellectual property covered by one of their patents, United States Patent 5,418,141, and that we could be required to obtain a license to the patent. We do not believe that their patent covers our test strip or that we need to obtain a license from them.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. Some of these provisions:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We registered for the initial public offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (Registration No. 333-123705), which was declared effective on June 28, 2005. On July 1, 2005 we completed the initial public offering of our common stock by selling 3.5 million shares at $5.50 per share. Additionally on July 27, 2005, the underwriters exercised their over-allotment option to purchase 12,207 shares at $5.50 per share. Gross proceeds from the offering were $19.3 million. Total expenses from the offering were $2.6 million, which included underwriting discounts and commissions of $1.3 million, and $1.3 million in other offering-related expenses. Net offering proceeds, after deducting total expenses were $16.7 million. Of the $16.7 million in net proceeds, through March 31, 2006, we have spent approximately, $5.7 million for sales and marketing initiatives to support the ongoing commercialization of our INRatio System, $1.6 million for research and development activities, including support of product development, regulatory and clinical study initiatives, $1.5 million for repayment of outstanding principal and interest due from promissory notes bearing interest at the rate of 6% annually held by affiliates, plus accrued interest, and $4.5 million for working capital and general corporate purposes. In addition, we invested the proceeds from the offering in short-term, investment grade, interest-bearing instruments

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on March 16, 2006 in Palo Alto, California. Of the 11,152,502 shares of our common stock entitled to vote at the meeting, 8,864,457 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results were as follows:

The stockholders elected Robert D. Ulrich, Ph.D. and Kurt C. Wheeler as Class I directors, each to serve for a three-year term until their successors are duly elected and qualified. The votes were as follows:

Name	Shares Voted For	Votes Withheld
Robert D. Ulrich, Ph.D.	8,853,957	10,500

Kurt C. Wheeler	8,853,957	10,500

The stockholders ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2006, with 8,863,657 shares voting for the ratification, and 800 shares voting against the ratification. There were no abstentions or broker non-votes.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.2*	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.4*	Form of Amended and Restated Bylaws as currently in effect.

4.1*	Specimen Common Stock Certificate.

4.2*	Amended and Restated Investor Rights Agreement dated February 7, 2005 by and among the Company and certain of its stockholders.

4.3**	Form of Securities Purchase Agreement dated November 1, 2005 by and between the Company and each of the investors in its 2005 private placement.

4.4**	Form of Warrant to Purchase Common Stock.

10.24†	Packaging Agreement dated as of March 30, 2006 by and between the Company and J-PAC, LLC.

31.1	Certification of Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-123705), which was declared effective on June 28, 2005.
**	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2005.
†	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2006,	/s/ James D. Merselis
James D. Merselis
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2006,	/s/ Paul Balsara
Paul Balsara
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.2*	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.4*	Form of Amended and Restated Bylaws as currently in effect.

4.1*	Specimen Common Stock Certificate.

4.2*	Amended and Restated Investor Rights Agreement dated February 7, 2005 by and among the Company and certain of its stockholders.

4.3**	Form of Securities Purchase Agreement dated November 1, 2005 by and between the Company and each of the investors in its 2005 private placement.

4.4**	Form of Warrant to Purchase Common Stock.

10.24†	Packaging Agreement dated as of March 30, 2006 by and between the Company and J-PAC, LLC.

31.1	Certification of Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-123705), which was declared effective on June 28, 2005.
**	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2005.
†	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.