Form 10-Q
period 2006-06-30
HEMOSENSE INC
filed 2006-08-11
CIK 1127393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 4, 2006 11,204,233 shares of the registrant’s common stock were outstanding.

HEMOSENSE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HEMOSENSE, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except per share and share data)

	June 30, 2006	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$1,694	$3,598
Short term investments	10,377	7,943
Accounts receivable	3,089	2,087
Prepaid expenses and other current assets	404	714
Inventories	2,188	2,744

Total current assets	17,752	17,086
Property and equipment, net	433	512
Technology licenses and prepaid royalties	359	1,179
Other assets	146	226

Total assets	$18,690	$19,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$333	$1,029
Accrued expenses and other liabilities	1,681	1,159
Capital lease, current portion	41	37
Borrowings, current portion	2,259	2,000

Total current liabilities	4,314	4,225

Capital lease, net of current portion	22	52
Borrowings, net of current portion	3,069	4,714
Other long term liabilities	204	—

Total liabilities	7,609	8,991

Stockholders’ equity:

Common stock, $0.001 par value; Authorized: 50,000,000 shares; Issued and outstanding: 11,204,233 and 9,604,989 at June 30, 2006 and September 30, 2005, respectively	11	10
Additional paid-in capital	66,635	57,191
Accumulated other comprehensive loss	(17)	(3)
Accumulated deficit	(55,548)	(47,186)

Total shareholders’ equity	11,081	10,012

Total liabilities and shareholders’ equity	$18,690	$19,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEMOSENSE, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenue	$4,571	$2,454	$12,049	$5,871
Cost of goods sold	3,513	2,487	8,880	6,826

Gross profit (loss)	1,058	(33)	3,169	(955)

Operating expenses:
Research and development	769	266	1,913	806
Sales and marketing	2,058	1,677	5,954	4,877
General and administrative	1,139	449	3,181	1,321

Total operating expenses	3,966	2,392	11,048	7,004

Loss from operations	(2,908)	(2,425)	(7,879)	(7,959)
Interest income	144	8	450	18
Interest & other expense, net	(287)	(530)	(933)	(971)

Net loss	$(3,051)	$(2,947)	$(8,362)	$(8,912)

Net loss per share:
Basic and diluted	$(0.27)	$(5.29)	$(0.76)	$(19.59)

Shares used to compute net loss per share:
Basic and diluted	11,197	557	10,971	455

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEMOSENSE, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,362)	$(8,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	578	952
Amortization of debt issuance costs	117	279
Provision/write-off of inventories	(6)	105
Amortization of prepaid royalties	695	229
Accrued interest on note payable	85	70
Stock compensation cost	199	—
Changes in current assets and liabilities:
Accounts receivable	(1,002)	(434)
Prepaid expenses and other assets	273	(255)
Inventories	575	(698)
Accounts payable	(696)	390
Accrued expenses and other liabilities	522	159

Net cash used in operating activities	(7,022)	(8,115)

Cash flows from investing activities:
Proceeds from sale of short term investments	15,954	—
Purchase of short term investments	(18,402)	—
Acquisition of property and equipment	(170)	(216)

Net cash used in investing activities	(2,618)	(216)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	9,233	33
Proceeds from issuance of preferred stock, net of issuance cost	—	3,331
Principal payments on capital lease obligation	(26)	(29)
Proceeds from borrowing	—	6,093
Repayment of borrowings	(1,471)	(910)

Net cash provided by financing activities	7,736	8,518

Net increase (decrease) in cash and cash equivalents	(1,904)	187
Cash and cash equivalents at beginning of period	3,598	433

Cash and cash equivalents at end of period	$1,694	$620

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2005 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results for the year ending September 30, 2006 or any future interim period.

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

Warranty

The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers replacement costs of defective meters and related test strips. The warranty period is generally one year. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated failure rates and replacement costs, and known design changes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseen changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the three and nine month periods ended June 30, 2006 and June 30, 2005, were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Balance, at the beginning of the period	$70	$10	$59	$6
Accruals and charges for warranty for the period	23	21	65	50
Cost of repairs and replacements	(27)	(18)	(58)	(43)

Balance, at the end of the period	66	$13	$66	$13

Balance Sheet Data

Inventories

The components of inventories are as follows (in thousands):

	June 30, 2006	September 30, 2005
Raw materials	$906	$881
Work-in-process	1,000	1,138
Finished goods	282	725

	$2,188	$2,744

3) Stock-Based Compensation

Stock Option Plans

1997 Stock Option Plan

In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), as amended, under which 1.1 million shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. Options granted under the 1997 Plan may be designated as either incentive stock options or non-statutory stock options. Stock purchase rights could also be granted under the 1997 Plan. Incentive stock options could only be granted to employees. Options granted or stock purchased under the 1997 Plan must become exercisable or the Company’s right to repurchase must lapse no less than 20% after one year and ratably over 4 years thereafter. In addition, as of June 30, 2006 there were 125,920 unvested shares underlying stock options granted under the 1997 Plan to certain employees and directors in which the vesting will fully accelerate upon the occurrence of a change in control. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% and 85%, respectively, of the fair value per share of the Company’s common stock on the grant date, as determined by the Company’s board of directors. The term of the options is ten years. Since the implementation of the 2005 Equity Incentive Plan, no additional options will be granted from the 1997 Plan and the 1997 Plan will terminate when all the shares have been either exercised, cancelled or expire.

2005 Equity Incentive Plan

In March 2005, the Company’s board of directors and stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), which became effective upon completion of the Company’s initial public offering on July 1, 2005. As of June 30, 2006 there were 154,898 unvested shares underlying stock options granted under the 2005 Plan to certain employees and directors in which the vesting will fully accelerate upon the occurrence of a change in control. The Company has reserved a total of 530,000 shares of its common stock for issuance under the 2005 Plan, 304,000 shares of which are available for future grant. In addition, any unused shares in or any unvested shares under the 1997 Plan as of the effective date of the Company’s initial public offering were added to the 2005 Plan.

Stock-Based Compensation

Effective October 1, 2005, the Company adopted SFAS 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the beginning of the requisite service period, based on the fair value of the award and is expensed over the requisite service period, which is generally the vesting period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

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

Proforma disclosure for the three and nine months ended June 30, 2005 is not presented to illustrate the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock based compensation plans prior to the adoption because all stock options were granted prior to the Company’s initial public offering, which was completed in July 2005 and were valued using the minimum value method.

Adoption of SFAS 123(R)

The effect of recording stock-based compensation for the three and nine month periods ended June 30, 2006 was as follows (in thousands, except per share data):

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Research and development	$6	$14
Sales and marketing	15	45
General and administrative	43	111

Total operating expense	64	170
Cost of goods sold	17	29

Total compensation expense	$81	$199

Increase in basic and diluted net loss per share attributable to common stockholders	$(0. 01)	$(0. 02)

Total stock-based compensation costs capitalized was $12,000 as of June 30, 2006.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options: During the three and nine months ended June 30, 2006, the Company granted approximately 25,000 and 243,000 stock options, respectively, with an estimated total grant-date fair value of $147,000 and $1.5 million, respectively. The Company estimated that the stock-based compensation for the awards not expected to vest was $18,000 and $148,000 for the three and nine months ended June 30, 2006, respectively. During the three and nine months ended June 30, 2006, the Company recorded stock-based compensation related to stock options of $81,000 and $199,000, respectively, for unvested options granted prior to and after the adoption of SFAS 123(R).

Valuation Assumptions

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Expected volatility	59%	59%
Risk free interest rate	5.17%	4.57%
Dividend yield	0.0%	0.0%
Expected life	6.26 Years	6.20 Years

Proforma disclosure for the three and nine months ended June 30, 2005 is not presented to illustrate the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock based compensation plans prior to the adoption because all stock options were granted prior to the Company’s initial public offering, which was completed in July 2005 and were valued at the minimum value method.

Expected Term: Due to insufficient historical information, given consideration to the contractual terms of the stock-based awards, the Company adopted the simplified method for estimating the expected term pursuant to Staff Accounting Bulletin No. 107 (“SAB 107”) to represent the period that the Company’s stock-based awards are expected to be outstanding.

Expected Volatility: The fair value of stock-based payments made through the quarter ended June 30, 2006 were valued using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock prices and comparable companies.

Expected Dividend: The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has never declared or paid any cash dividends on its capital stock, and the Company does not anticipate any dividend payments on its common stock in the foreseeable future.

Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury constant maturities with an approximate equivalent remaining term.

Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers voluntary termination behavior.

Stock Option Activity

The following is a summary of options activities (amount in thousands, except per share amounts):

	Options Outstanding		Weighted Average Exercise Price
	Shares Available for Grant	Number of Shares
Balance as of September 30, 2005	42	1,028	$1.37
Increase in authorized shares	480	—	—
Granted	(243)	243	6.20
Cancelled	24	(24)	5.02
Exercised	—	(117)	0.78
Expired	1	(1)	2.80

Balance as of June 30, 2006	304	1,129	$2.39

The options outstanding and exercisable at June 30, 2006 were in the following exercise price ranges (amount in thousands, except per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.00 – 1.00	805	7.3	$0.80	$3,624	606	7.0	$0.80	$2,731
1.01 – 2.00	1	3.2	2.00	4	1	3.2	2.00	4
2.01 – 5.30	10	3.9	2.80	24	10	3.9	2.80	24
5.31 – 7.00	214	9.5	6.01	—	16	9.5	6.01	—
7.01 - 9.00	99	9.2	7.51	—	5	9.2	7.51	—

	1,129	7.9	$2.39	$3,652	638	7.0	$0.90	$2,759

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s ending stock price of $5.30 at June 30, 2006, which would have been received by the option holders had all option holders exercised their options at the period end. The total number of in-the-money options exercisable as of June 30, 2006 was 617,000 shares.

Information regarding the Company’s stock options transactions for the three and nine months ended June 30, 2006 is presented below (in thousands, except for per options information):

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Total fair value of shares vested	$19	$73
Total intrinsic value of options exercised	$96	$584
Total cash received from employees from exercises of options	$12	$92

Weighted average exercise price of options granted	$5.94	$6.20

In connection with the above exercises, there was no tax benefit realized by the Company due to the Company’s current loss position. The Company issues new shares of common stock upon exercise of stock options.

A summary of the status of the Company’s non-vested shares as of June 30, 2006 and changes during the nine month period ended June 30, 2006, is presented below (amount in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at September 30, 2005	422	$2.14
Granted	243	$3.75
Vested	(150)	$0.47
Cancelled /forfeited	(24)	$3.22

Non-vested at June 30, 2006	491	$2.52

As of June 30, 2006, there was $951,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under both of the plans. The cost is expected to be recognized over a weighted average period of 2.5 years.

4) Net Loss Per Share

Basic earnings per share is computed by dividing net loss (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during a period, if dilutive.

The following outstanding options, redeemable convertible preferred stock and warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three and Nine Months Ended June 30,
	2006	2005
Redeemable convertible preferred stock (as if converted)	—	5,489
Options to purchase common stock	1,129	1,000
Warrants to purchase redeemable convertible preferred stock (as if converted)	—	127
Warrants to purchase common stock	922	55

5) Contingencies

The Company is not presently party to any material litigation.

6) Segment Reporting

The Company derives significant revenue from outside the United States, primarily in Europe. Revenue by geographic area, based on the customer shipment location, was as follows, (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenue by Geographic Area	2006	2005	2006	2005
United States	$3,734	$1,867	$9,845	$4,295
Germany	292	291	809	907
Other	545	296	1,395	669

Total revenue	$4,571	$2,454	$12,049	$5,871

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

We believe the key factors underlying our past and anticipated future revenue growth include:

•	the ease of use and reliability of the INRatio System with quality controls integrated into the test strip;

•	the portability of the INRatio system, which utilizes non-refrigerated strips and a battery operated meter;

•	continued and expanded reimbursement by insurance companies and Medicare;

•	our network of national, regional and international distribution partners;

•	our field sales personnel and marketing programs;

•	placing additional meters worldwide in the point-of-care environment;

•	rapid development of a patient self-testing market;

•	adoption of the INRatio System by patients and their treating physicians; and

•	the continual improvement of our technology.

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

In April 2006 we signed an agreement with J-PAC, a medical device assembly and packaging services company, to provide highly customized packaging services for our test strips. We believe that the expansion of our production capacity through this agreement will help us meet expected demand for test strips and move us towards our goal of profitability. As a result of the change to J-PAC, the cost of our test strip should decline over the remainder of the fiscal year.

The manufacturing cost structure for our test strips currently includes a large component of fixed costs which is being spread over production that has not been fully maximized. We expect that increases in production volume will be a significant factor for cost reduction for our test strips. We achieved a positive gross margin for the first time during the quarter ended September 30, 2005 which has continued through the quarter ended June 30, 2006, where we achieved a 23% gross margin. We believe continuing volume increases and process improvements will sustain and enhance cost reductions for our products in the future.

Results of Operations

The following table sets forth our results of operations (in thousands) expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,				Amount of Increase (Decrease)	Percent Increase (Decrease)
	2006		2005
	Amount	% of Sales	Amount	% of Sales
Revenue	$4,571	100%	$2,454	100%	$2,117	86%
Cost of goods sold	3,513	77	2,487	101	1,026	41

Gross profit (loss)	1,058	23	(33)	(1)	1,091	3,306

Operating expenses
Research and development	769	17	266	11	503	189
Sales and marketing	2,058	45	1,677	68	381	23
General and administrative	1,139	25	449	18	690	154

Total operating expenses	3,966	87	2,392	97	1,574	66

Loss from operations	(2,908)	(64)	(2,425)	(98)	(483)	(20)

Interest income	144	3	8	—	136	1,700

Interest and other expense, net	(287)	(6)	(530)	(22)	243	46

Net loss	$(3,051)	(67)%	$(2,947)	(120)%	$104	(4	) %

	Nine Months Ended June 30,				Amount of Increase (Decrease)	Percent Increase (Decrease)
	2006		2005
	Amount	% of Sales	Amount	% of Sales
Revenue	$12,049	100%	$5,871	100%	$6,178	105%
Cost of goods sold	8,880	74	6,826	116	2,054	30

Gross profit (loss)	3,169	26	(955)	(16)	4,124	432

Operating expenses
Research and development	1,913	16	806	14	1,107	137
Sales and marketing	5,954	49	4,877	83	1,077	22
General and administrative	3,181	26	1,321	23	1,860	141

Total operating expenses	11,048	91	7,004	120	4,044	58

Loss from operations	(7,879)	(65)	(7,959)	(136)	80	1

Interest income	450	4	18	—	432	2,400
Interest and other expense, net	(933)	(8)	(971)	(17)	38	4

Net loss	$(8,362)	(69)%	$(8,912)	(153)%	$550	6%

Revenue. For the three months ended June 30, 2006, revenue increased $2.1 million, or 86%, to $4.6 million from $2.5 million for the three months ended June 30, 2005. The revenue increase, both in the United States and internationally, was attributed to an increase in sales by our distribution partners in the markets they serve. The increase in sales was due to the sale of test strips which increased $1.9 million, or 128%, from $1.5 million for the three months ended June 30, 2005 to $3.4 million for the three months ended June 30, 2006. Meters and accessories revenue increased $204,000, or 21%, to $1.2 million for the three months ended June 30, 2006 as compared to $960,000 for the three months ended June 30, 2005. We anticipate revenue for all products to increase over the balance of the current fiscal year as we continue to penetrate the worldwide markets for our products.

For the nine months ended June 30, 2006, total revenue increased $6.1 million, or 105%, to $12.0 million from $5.9 million for the nine months ended June 30, 2005. The revenue increase, both in the United States and internationally, was attributed to an increase in sales by our distribution partners in the markets they serve. The increase in sales was due to the sale of test strips which increased $4.9 million, or 148%, from $3.3 million for the nine months ended June 30, 2005 to $8.2 million for the nine months ended June 30, 2006. Meters and accessories revenue increased $1.3 million, or 51%, to $3.9 million for the nine months ended June 30, 2006 as compared to $2.6 million for the nine months ended June 30, 2005.

Cost of Goods Sold. Cost of goods sold increased $1.0 million, or 41%, to $3.5 million for the three months ended June 30, 2006 from $2.5 million for the three months ended June 30, 2005. Most of the increase related to increased product revenue shipments for the three months ended June 30, 2006 compared to the same period last year. Gross profit was 23% for the three months ended June 30, 2006 compared to a gross loss of 1% of revenue for the three months ended June 30, 2005. The improvement in gross profit from a gross loss was attributed to increased production volume and process improvements for test strips. Additionally, factory direct labor and overhead decreased while strip production increased to support increased unit sales. The decrease in factory spending was attributed primarily to reduced depreciation expense for production equipment as the result of fully depreciated equipment as well as wages and related benefits. Gross profit was adversely affected by our placement program of INRatio meters in certain markets which resulted in a lower overall average selling price for INRatio meters.

For the nine months ended June 30, 2006, cost of goods sold increased $2.1 million, or 30%, to $8.9 million from $6.9 million for the nine months ended June 30, 2005. Most of the increase related to increased product revenue shipments for the nine months ended June 30, 2006 compared to the same period last year. Gross profit was 26% for the nine months ended June 30, 2006 compared to a gross loss of 16% of revenue for the nine months ended June 30, 2005. The improvement in gross profit from a gross loss was attributed primarily to increased production volume and process improvements for test strips. Also direct labor and overhead decreased by 11% while production increased to support increased unit sales. The decline in overhead costs related to reduced production equipment depreciation as the result of fully depreciated equipment. We expect the gross margin percent for the remainder of fiscal 2006 to increase slightly over the third quarter year to date percentage, due primarily to outsourcing test strip final assembly and packaging and continued improvements in the in house production process.

Research and Development Expenses. Research and development expenses increased $503,000, or 189%, to $769,000 for the three months ended June 30, 2006 from $266,000 for the three months ended June 30, 2005. The increase was primarily attributable to $367,000 increased costs for consultants relating to the design of a next generation of INRatio meter. Additionally, increased head count resulted in $143,000 of higher payroll costs. As a percent of total revenue, research and development expenses increased to 17% for the three months ended June 30, 2006 from 11% for the three months ended June 30, 2005 mainly due to the increased product development. Over the remainder of the fiscal year we expect research and development expenses to increase as new initiatives are continued. As a result, there may be an increase in overall research and development expenses but a reduction in the percentage of total revenue represented by such expenses when compared to the third fiscal quarter.

For the nine months ended June 30, 2006, research and development expenses increased $1.1 million, or 137%, to $1.9 million, from $806,000 for the nine months ended June 30, 2005. The increase was primarily attributable to $845,000 in expenses for consultants and intellectual property related legal services relating to the design of a next generation of INRatio meter and other development programs. Additionally, increased head count resulted in $292,000 higher payroll and related costs. As a percent of total revenue, research and development expenses increased to 16% for the nine months ended June 30, 2006 from 14% for the nine months ended June 30, 2005.

Sales and Marketing Expenses. Sales and marketing expenses increased $381,000, or 23%, to $2.1 million for the three months ended June 30, 2006 from $1.7 million for the three months ended June 30, 2005. The increase was primarily attributable to $313,000 for payroll and travel expenses for additional personnel used in both the field and support functions. Additionally, product marketing costs increased $88,000 as the efforts to promote our product expanded. As a percent of total revenue, sales and marketing expenses decreased to 45% for the three months ended June 30, 2006 from 68% for the three months ended June 30, 2005 primarily due to our increased revenue.

For the nine months ending June 30, 2006 sales and marketing expenses increased $1.1 million, or 22%, to $6.0 million from $4.9 million for the nine months ended June 30, 2005. The increase was primarily attributable to $1.0 million for payroll and travel expenses for additional personnel used in both the field and support functions. Product marketing cost increased $241,000 as the efforts to promote our product expanded. These costs were partially offset by a $251,000 reduction in consulting expenses, primarily due to the discontinuance of a European agency relationship in January 2005. As a percent of total revenue, sales and marketing expenses decreased to 49% for the nine months ended June 30, 2006 from 83% for the nine months ended June 30, 2005 primarily due to the increase in revenue. Over the balance of the fiscal year, we expect sales and marketing expenses to continue to increase, but slower than our expected growth in revenue.

General and Administrative Expenses. General and administrative expenses increased $690,000 to $1.1 million for the three months ended June 30, 2006 from $449,000 for the three months ended June 30, 2005. Consultants and outside professional services, including legal and accounting, increased $435,000 representing costs associated with being a public company. Payroll and other benefits increased $123,000 due to increased stock-based compensation, management bonuses and headcount. Insurance expense increased $127,000 due to increased premiums for directors and officer liability insurance as a result of being a public company. As a percent of total revenue, general and administrative expenses increased to 25% for the three months ended June 30, 2006 from 18% for the three months ended June 30, 2005.

For the nine months ended June 30, 2006 general and administrative expenses increased $1.9 million to $3.2 million from $1.3 million for the nine months ended June 30, 2005. Consultants and outside professional services, including legal and accounting, increased $921,000 representing costs associated with being a public company, including preliminary work for Sarbanes-Oxley Section 404 compliance. Payroll and other benefits increased $487,000 due to increased headcount, stock based compensation and payment of management recognition awards. Insurance expense increased $405,000 due to increased premiums for directors and officer liability insurance as a result of being a public company. As a percent of total revenue, general and administrative expenses increased to 26% for the nine months ended June 30, 2006 from 23% for the nine months ended June 30, 2005. Over the balance of the fiscal year, we expect a reduction in our general and administrative expenses in connection with the extension by at least one year of our required date for compliance with Sarbanes-Oxley Section 404, compared to the first nine months of fiscal 2006. As a result, expenses are expected to decrease as a percentage of total revenue.

Interest Income. Interest income increased by $136,000 from $8,000 for the three months ended June 30, 2005 to $144,000 for the three months ended June 30, 2006. The increase related to returns on short term investments purchased with a portion of the funds received from the initial public offering, in July 2005, and our private placement in November 2005.

Interest income increased by $432,000, from $18,000 for the nine months ended June 30, 2005 to $450,000 for the nine months ended June 30, 2006. The increase related to returns on short term investments purchased with a portion of the funds received from the initial public offering, in July 2005, and our private placement in November 2005.

Interest and Other Expense. Interest and other expense decreased $243,000, or 46%, to $287,000 for the three months ended June 30, 2006 from $530,000 for the three months ended June 30, 2005. The decrease relates to the lower level of debt outstanding compared to the prior year, primarily relating to short term borrowings which were paid with the proceeds from our initial public offering.

For the nine months ended June 30, 2006 interest and other expenses decreased $38,000, or 4% to $933,000 from $971,000 for the nine months ended June 30, 2005. The decrease was attributed to a lower level of debt over the same period last year.

Liquidity and Capital Resources

Cash flow information for the nine months ended June 30, 2006 and June 30, 2005 was as follows (in thousands):

	June 30, 2006	June 30, 2005
Cash, cash equivalents and short term investments	$12,071	$620

Net cash used in operating activities	$(7,022)	$(8,115)
Net cash used in investing activities	(2,618)	(216)
Net cash provided by financing activities	7,736	8,518

Net increase (decrease) in cash and cash equivalents	$(1,904)	$187

Since our inception, our operations have been primarily financed through the sale of equity securities, both public and private, bank equipment financing loans, debt capital and capital leases. As of June 30, 2006, our cash, cash equivalents and short term investments were $12.1 million. All of our cash equivalents and investments have original maturities of one year or less. On November 4, 2005 we closed a private equity offering of 1,481,482 shares of common stock at $6.75 per share and warrants to purchase 740,741 shares of our common stock. Gross proceeds from the offering were $10.0 million. Net proceeds were $9.2 million after offering expenses, including underwriting commissions.

During the nine months ended June 30, 2006, our operating activities used cash of approximately $7.0 million, compared to approximately $8.1 million for the nine months ended June 30, 2005, a decrease of $1.1 million. This was comprised of $550,000 decrease in the net loss and $33,000 increases in non-cash adjustments. Net increase of non-cash current assets and liabilities was $510,000 primarily due to increases in accounts receivable and reduced accounts payable. The increase in accounts receivable related primarily to the increase in revenue for the nine months ended June 30, 2006 over the same period last year. The reduction in accounts payable related to the timing of inventory purchases. These uses of funds were partially offset by a decline in inventory during the nine months ended June 30, 2006 compared to an increase in the same period in the prior fiscal year.

Our investing activities used cash of approximately $2.6 million during the nine months ended June 30, 2006 compared to $216,000 for the nine months ended June 30, 2005. The increase in the use of funds was attributable to $2.4 million increase in net purchases of marketable securities with cash and cash equivalents available in excess of operational needs.

Cash provided by financing activities was $7.7 million for the nine months ended June 30, 2006 compared to $8.5 million provided by financing activities for the nine months ended June 30, 2005. The increase in cash provided for the nine months ended June 30, 2006 was due to $9.2 million of net proceeds from our private stock placement in November 2005. For the nine months ending June 30, 2005, the source of funds was $6.1 million increased borrowings and $3.3 million from the sale of common and preferred stock. For the nine months ending June 30, 2006, we reduced our debt and other obligations by $1.5 million compared to payments of $910,000 for the same period last year.

As of June 30, 2006, we had a long term loan payable, a long term note payable, capital lease obligations, commitments under facility and equipment operating leases, and purchase commitments. We had no other off-balance sheet items or commitments. Future payments under these obligations are included in the table below for each of the fiscal years ending September 30 (in thousands):

	2006	2007	2008	2009	2010	2011	Total
Loan payable	$531	$2,353	$1,786	$—	$—	$—	$4,670
Note payable	—	—	—	658	—	—	658
Capital leases	10	36	17	—	—	—	63
Facility lease	37	152	162	90	—	—	441
Equipment leases	6	23	23	15	15	4	86
Cancelable purchase commitments	1,959	—	—	—	—	—	1,959
Non-cancelable purchase commitments	1,169	—	—	—	—	—	1,169

Total	$3,712	$2,564	$1,988	$763	$15	$4	$9,046

We believe that our existing cash and cash equivalents and cash generated from product sales will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

Critical Accounting Policies

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended September 30, 2005, which was filed with the Securities and Exchange Commission. With the exception of Statement of Financial Accounting Standards, No. 123(R) or, SFAS 123(R), which was adopted October 1, 2005, our significant accounting policies have not materially changed as of June 30, 2006.

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

We have a limited history of operations and have incurred net losses in each year since our inception. We received regulatory clearance to market our INRatio System in 2002 and began commercial sales in early 2003. During the past five fiscal years, we incurred net losses of $4.0 million in 2001, $4.7 million in 2002, $6.9 million in 2003, $10.3 million in 2004 and $11.7 million in 2005. As of June 30, 2006, we had an accumulated deficit of $55.5 million. We expect that our operating expenses will increase as we expand our business, devote additional resources to our research and development, increase sales and marketing efforts and incur the costs of being a public company.

We expect that the price of our common stock will fluctuate substantially.

The average daily trading volume of our stock is low, and our stock price may move significantly from the trading of relatively few shares. The market price for our common stock will be affected by a number of factors, including:

•	our quarterly operating performance;

•	changes in earnings estimates or recommendations by securities analysts;

•	changes in the availability of reimbursement for the use of our products in the United States or other countries;

•	the announcement of new products or product enhancements by us or our competitors;

•	announcements of technological or medical innovations in PT/INR monitoring or anticoagulation treatment;

•	our ability to develop, obtain regulatory clearance for and market new and enhanced products on a timely basis;

•	product liability claims or other litigation;

•	changes in governmental regulations or in our marketing approvals or applications from or with regulatory authorities; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

We depend upon a single product. If our INRatio System fails to gain market acceptance our business will suffer.

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

Our product and facilities are subject to continual review and periodic inspections by the FDA and other regulatory bodies. In particular, we are required to comply with quality system regulations, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, shipping and post market surveillance of our product. The FDA enforces the QSR through both scheduled and unannounced inspections. During May 2005, we underwent an inspection of our facilities by the FDA, which resulted in the issuance of an FDA Form 483 and, subsequently, a warning letter, because the FDA believed that our Form 483 response did not provide sufficient detail and documentation for the FDA to evaluate whether our corrective actions would be adequate to prevent recurrence of the inspection observations. The FDA has accepted our response to the warning letter. In addition, during May, June and July of 2006, we underwent another inspection of our facility by the FDA which resulted in the issuance of a FDA Form 483 identifying deficiencies in the same general area as those described in the 2005 warning letter. We submitted our response to the Form 483 in July, 2006. Although we believe that our response adequately addresses FDA concerns, we cannot assure that the FDA will accept our response as adequate or will not take enforcement action against us, which may include the following sanctions:

•	warning letter;

•	fines, injunctions and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	delays in clearance or approval, or failure to obtain approval of our products or product modifications;

•	withdrawal of clearances or approvals; and

•	criminal prosecution.

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

The success of our business is largely dependent upon the growth of the PT/INR patient self-testing market. If that market fails to develop as we anticipate, our results will be adversely affected

Our business plan is, in part, targeted at the emerging PT/INR patient self-testing market and our product has been designed to address that market. We cannot be sure that this market will grow as we anticipate. Such growth will require greater advocacy of patient self-testing from both healthcare professionals and patients than currently exists. Future research and clinical data may not sufficiently support patient self-testing as a safe or effective alternative to clinical laboratory testing or point-of-care testing, which could inhibit adoption of patient self-testing. If healthcare professionals fail to advocate self-testing for their patients or if patients do not become comfortable with it, self-testing may fail to become the standard practice for PT/INR measurement. If patient self-testing fails to be adopted at the rate we expect, our anticipated growth will be adversely affected and our results will suffer.

We operate in a highly competitive market and face competition from large, well-established medical device manufacturers with significant resources. If we fail to compete effectively, our business will suffer.

The market for point-of-care and patient self-testing PT/INR measurement systems is intensely competitive, subject to rapid change, new product introductions and other activities of industry participants. We currently compete directly against Roche Diagnostics, the largest diagnostic company in the world, and International Technidyne Corporation, a division of Thoratec. Together these two companies currently account for substantially all of the competition in the point-of-care and patient self-testing PT/INR measurement market. Several other companies, including Inverness Medical Innovations, have announced that they are developing new products that would compete directly against us, and we expect one or more new products to become available in the near future. In addition, other companies, including Johnson & Johnson and Beckman Coulter, have developed or acquired directly competitive products for the PT/INR market in the past, and while they are not current competitors, they could re-enter the market at any time. Additionally, these and other potential competitors hold intellectual property rights that could allow them to develop or sell the right to develop new products that could compete effectively with our INRatio System. All of these companies are larger than us and enjoy several competitive advantages, including:

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

Because of these competitive advantages, these companies may be able to engage in aggressive practices that may harm our business, without us being able to effectively respond. In 2005, following the issuance by the FDA of a warning letter, we experienced a brief impact on our overseas sales performance as a competitor attempted to use a warning letter issued by the FDA to disrupt our customer relationships. If a warning letter were to be issued in the future, we could experience a similar adverse effect on our sales. If we are not able to compete effectively against these companies or their products, our business will be harmed.

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

We have limited experience as a company in the sale, marketing and distribution of our INRatio System. We maintain a relatively small sales and marketing team which as of June 30, 2006 was comprised of 33 employees and expect to depend heavily on third parties to sell our product both in the United States and internationally for the foreseeable future. To achieve commercial success, we must further develop our sales and marketing capabilities and enter into and maintain successful arrangements with others to sell, market and distribute our product.

We currently have agreements with seven national and four regional distributors in the United States. We also have agreements with 15 international distributors of our product. Three of our distributors, Quality Assured Services, Medline and Cardinal Health, each accounted for between 9% to 20% and 49% in the aggregate, of our total revenue in fiscal 2006. Our success is dependent upon developing and maintaining current and future distribution relationships. We have only recently entered into most of our distribution relationships, which makes it difficult for us to predict their future success. Some of our distribution agreements allow either party to terminate the relationship on short notice and without fault. Additionally, we may be unable to renew a distribution agreement upon its expiration on favorable terms, or at all. Distribution partners may fail to commit the necessary resources to market and sell our product to the level of our expectations. In particular, several of our distribution partners also distribute the products of our competitors, and as a result, we compete for the attention of these distributors against the experienced and well funded efforts of our competitors. If in the future our distribution partners elect to focus on selling the products of our competitors rather than our products, our sales efforts will be seriously compromised. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable. If our current or future partners do not perform adequately, or we are unable to locate or retain partners, as needed, in particular geographic areas or in particular markets, our ability to achieve our expected revenue growth rate will be harmed.

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

Currently, we have three single source suppliers: Dade Behring, which produces a reagent used in our test strips, Haematologic Technologies, which produces our control reagents, and Flextronics, which manufactures our meters. Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow our protocols and procedures, failure to comply with applicable regulations, or equipment malfunction, any of which could delay or impede their ability to meet our demand. Our reliance on these outside suppliers also subjects us to other risks that could harm our business, including:

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

Third parties have in the past asserted, and could in the future assert, infringement or misappropriation claims against us with respect to our current or future products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of others. Our competitors may assert that our product or the methods we employ in the use or manufacture of our product are covered by United States or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications related to our business that are held by others. For example, in April 2003, Inverness Medical Innovations filed suit against us, alleging that disposable test strips for our INRatio System infringed certain of its patent rights. Inverness sought monetary damages and injunctive relief. In July 2004, we entered into a settlement and mutual release agreement with Inverness pursuant to which we received a license to the patent rights in exchange for a product royalty and a lump sum payment. Additionally, we have been in discussions with Beckman Coulter regarding coverage of our test strip by one or more of their patents. While we are still evaluating such patents, we currently do not believe that they cover our test strip or that we need to obtain a license under such patents.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We registered for the initial public offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (Registration No. 333-123705), which was declared effective on June 28, 2005. On July 1, 2005 we completed the initial public offering of our common stock by selling 3.5 million shares at $5.50 per share. Additionally on July 27, 2005, the underwriters exercised their over-allotment option to purchase 12,207 shares at $5.50 per share. Gross proceeds from the offering were $19.3 million. Total expenses from the offering were $2.6 million, which included underwriting discounts and commissions of $1.3 million, and $1.3 million in other offering-related expenses. Net offering proceeds, after deducting total expenses were $16.7 million. Of the $16.7 million in net proceeds, through June 30, 2006, we have spent approximately, $7.8 million for sales and marketing initiatives to support the ongoing commercialization of our INRatio System, $2.4 million for research and development activities, including support of product development, regulatory and clinical study initiatives, $1.5 million for repayment of outstanding principal and interest due from promissory notes bearing interest at the rate of 6% annually held by affiliates, plus accrued interest, and $5.0 million for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.2*	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.4*	Form of Amended and Restated Bylaws as currently in effect.

4.1*	Specimen Common Stock Certificate.

4.2*	Amended and Restated Investor Rights Agreement dated February 7, 2005 by and among the Company and certain of its stockholders.

4.3**	Form of Securities Purchase Agreement dated November 1, 2005 by and between the Company and each of the investors in its 2005 private placement.

4.4**	Form of Warrant to Purchase Common Stock.

10.6.1†	Amendment No. 2 to Distribution Agreement, Dated June 15, 2006, by and between the Company and Medline Industries Inc.

10.25†	Manufacturing Services Agreement, Dated May 25, 2006, by and between the Company and Flextronics International USA, Inc.

31.1	Certification of Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-123705), which was declared effective on June 28, 2005.
**	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2005.
†	Pursuant to a request for confidential treatment, portions of this exhibit has been redacted from the previously filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2006	/s/ James D. Merselis
James D. Merselis
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2006	/s/ Paul Balsara
Paul Balsara
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.2*	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.4*	Form of Amended and Restated Bylaws as currently in effect.

4.1*	Specimen Common Stock Certificate.

4.2*	Amended and Restated Investor Rights Agreement dated February 7, 2005 by and among the Company and certain of its stockholders.

4.3**	Form of Securities Purchase Agreement dated November 1, 2005 by and between the Company and each of the investors in its 2005 private placement.

4.4**	Form of Warrant to Purchase Common Stock.

10.6.1 †	Amendment No. 2 to Distribution Agreement, Dated June 15, 2006, by and between the Company and Medline Industries Inc.

10.25 †	Manufacturing Services Agreement, Dated May 25, 2006, by and between the Company and Flextronics International USA, Inc.

31.1	Certification of Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Rule 13a-14(ba).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-123705), which was declared effective on June 28, 2005.
**	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2005.
†	Pursuant to a request for confidential treatment, portions of this exhibit has been redacted from the previously filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.