Form 10-K
period 2006-09-30
HEMOSENSE INC
filed 2006-12-27
CIK 1127393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 001-32541

HEMOSENSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0452938
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

651 River Oaks Parkway, San Jose, California	95134
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 719-1393

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                        Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock on March 31, 2006, as reported on the American Stock Exchange was approximately $23.2 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded as such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for any other purposes. As of December 12, 2006, the registrant had outstanding 13,023,789 shares of Common Stock. The registrant does not have any non-voting equity outstanding.

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

ITEM 1: Business

Overview

We develop, manufacture and sell easy-to-use, handheld blood coagulation monitoring systems for use by patients and healthcare professionals in the management of warfarin medication. Warfarin is an oral anticoagulation, or blood thinning, drug given to patients to prevent potentially lethal blood clots. Our product, the INRatio System®, consists of a small, portable meter and disposable test strips and provides a quick and accurate measurement of a patient’s blood clotting time, known as a PT/INR value. The accurate measurement of the PT/INR value is critical to ensuring the safety and effectiveness of warfarin in maintaining a patient’s blood coagulation level within a therapeutic range. The INRatio System represents an alternative to the current laboratory-based standard of care, which generally involves monthly or less frequent testing and delayed results. The U.S. Centers for Medicare & Medicaid Services, or CMS, has observed that monthly testing is inadequate for the majority of patients on chronic warfarin therapy. More frequent testing helps maintain patients within their therapeutic range and may minimize adverse events, such as dangerous blood clots or serious bleeding, associated with insufficient or excessive anticoagulation. Numerous studies reviewed by CMS showed that frequent self-testing through the use of a home PT/INR monitor improves a patient’s time in therapeutic range. CMS approved Medicare coverage, in the United States, for weekly home PT/INR monitoring of patients with mechanical heart valves on warfarin. This decision went into effect in 2002 and, in the latter half of 2003, reimbursement payments began to reach service providers. Similar to the shift that has occurred in the standard of care for management of diabetes and blood glucose monitoring, we believe that the Medicare coverage decision and growing physician and patient awareness of the benefits of weekly PT/INR patient self-testing signal a shift in the standard of care for PT/INR testing from the clinical laboratory to point-of-care testing and, ultimately, patient self-testing.

Warfarin has been prescribed since the 1950s and is regarded as safe and effective when it is dosed correctly. It is the most widely prescribed oral anticoagulant besides aspirin. There are approximately four million people in the United States who take warfarin daily. In 2005, there were over 30 million prescriptions for warfarin written in the United States, either in generic form, or under its brand name Coumadin. Based upon Medicare claims data, there were 21.4 million PT/INR tests conducted on U.S. Medicare patients in 2005, comprised of approximately 15.3 million clinical laboratory tests and 6.1 million point-of-care or patient self-tests. By contrast, there were 13.8 million tests performed in 2000, consisting of 12.1 million clinical laboratory tests, and 1.7 million point-of-care tests. The total number of PT/INR tests increased by more than 50% over this five-year period, with 24% growth in the laboratory testing market, as compared with 258% growth in the point-of-care and patient self-test markets. We believe that similar trends have occurred with private insurance payors and in countries outside of the United States. In Germany, where reimbursement was established in 1996, more than 120,000 patients are performing PT/INR self-testing. As the global population ages and develops disorders requiring management of blood coagulation, and as weekly patient self-testing gains wider acceptance, we expect these trends in PT/INR testing to accelerate. We believe our INRatio System is well positioned to gain a meaningful share of the global market for PT/INR patient self-testing and point-of-care testing.

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

After receiving U.S. and European regulatory clearances in 2002, we commercially launched the INRatio System in March 2003 in the U.S. and certain European markets. Tests performed using our INRatio System in the point-of-care setting are currently reimbursed by Medicare for all patients on warfarin as is self-testing by mechanical heart valve patients on warfarin. We have established distribution agreements with several national and regional distributors of medical products, giving us access to over 2,000 U.S. sales representatives for the sale of the INRatio System. We are dependent upon these distributors for a substantial portion of our revenue, and the loss of any key distributors could have a material adverse effect on our business. Three of our distributors, Quality Assured Services, Medline and National Distribution & Contracting, Inc, each accounted for between 12% to 21% individually, and 53% in the aggregate, of our total revenue in fiscal 2006. In addition, we have established international distribution agreements with 15 distribution partners covering 22 countries outside the United States. We own five issued U.S. patents, two issued European patents, and one pending European application. Three of the issued U.S. patents cover, and the pending European application relates to, the INRatio System and its method of measuring blood coagulation by monitoring changes in the electrical properties of the blood sample as it clots.

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

A patient’s warfarin dosage typically is managed by first giving a small starting dose and measuring the patient's blood clotting time, adjusting the dose and measuring again, and so on, until the patient’s proper therapeutic dosage is achieved. When the correct dosage has been achieved, the anticoagulation effect of the drug will be within a safe and effective therapeutic range. The effectiveness of warfarin can vary between patients and within the same patient, depending upon a number of factors. Changes in diet, alcohol consumption, interaction with other drugs, a patient’s overall health and environmental factors can all affect the degree of anticoagulation caused by warfarin. These factors make it important for patients on warfarin to measure their blood clotting ability frequently to provide their physicians with the information necessary to maintain an appropriate level of warfarin. Prothrombin time, or PT, is an expression of the time it takes for blood to clot and reflects the anticoagulation effect of warfarin. The internationally recognized measurement standard for clotting time is known as PT/INR. INR is the International Normalized Ratio, which expresses PT in a common scale established by the World Health Organization. Higher PT/INR values indicate the blood will take more time to clot, whereas lower values indicate the blood will clot more quickly.

Clinical Laboratory and Point-of-care PT/INR Testing and their Limitations

Clinical Laboratory Testing. PT/INR measurements have traditionally been and are mostly still performed and analyzed in a clinical laboratory using sophisticated and costly high-volume screening equipment. Clinical laboratory tests accounted for 71% of all PT/INR tests performed in 2005 on Medicare patients. Clinical laboratory testing methods for PT/INR measurement are precise; however, these methods are inconvenient for the patient and the physician, and therefore not conducive to compliance. Clinical laboratory test results typically are not available until the following day, which could prevent a physician from properly advising a patient during their visit. In addition to being inconvenient for the patient, the delay in obtaining test results creates inefficiencies because the physician or nurse practitioner must perform patient call backs in order to advise patients of changes needed to their warfarin dosages.

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

Medicare reimburses for services provided to patients who perform PT/INR self-testing, similar to the Medicare reimbursement procedure for patients on pacemakers and Holter monitors. Our meters and test strips are distributed to Medicare patients without charge through a Medicare licensed facility known as an Independent Diagnostic Testing Facility, or IDTF, which may also monitor patient compliance and convey test results to the treating physician. Medicare provides a one-time reimbursement of $251 per patient for the cost associated with training patients in the proper use of our INRatio System. Medicare also provides for an annual total of over $1,900 per patient for physician review, monitoring service and the testing materials. If all of the approximately 400,000 U.S. mechanical heart valve patients on warfarin performed weekly PT/INR self-testing, Medicare reimbursement for this population would be approximately $800 million annually.

The Department of Veterans Affairs has sponsored a clinical study known as The Home INR Study, or THINRS, to evaluate weekly PT/INR patient self-testing for patients with atrial fibrillation or a mechanical heart valve. THINRS is a randomized, open-label, active control outcome study designed to compare weekly patient self-testing with conventional monthly monitoring in the clinic. This study commenced in 2003 and is expected to be completed in 2008. It is anticipated that 3,200 patients will be enrolled at 32 sites. The study participants must have atrial fibrillation or mechanical heart valves and be scheduled to receive warfarin for at least two years. Participants are assigned into either a weekly patient self-testing group or monthly conventional monitoring group. The study evaluates adverse event rates, time to first adverse event, time in therapeutic range for anticoagulation intensity, and total healthcare cost and utilization. We expect that results from this study will be influential in Medicare’s decision regarding reimbursement for PT/INR patient self-testing in atrial fibrillation. If Medicare were to commence reimbursement for PT/INR patient self-testing for the approximately 1.2 million atrial fibrillation patients currently on chronic warfarin, this will significantly increase the PT/INR patient self-testing market.

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

Our Strategy

Our objective is to become the leading provider of PT/INR patient self-testing and point-of-care testing systems and related products for the monitoring of patients on warfarin. We seek to improve therapeutic outcomes while dramatically reducing the need for inconvenient visits by patients to healthcare professionals for routine testing. To achieve these objectives, we are pursuing the following strategies:

•	Increase awareness among physicians and patients of the advantages of the INRatio System and the benefits of weekly PT/INR testing. Our goal is to establish the INRatio System as the leading ease of use PT/INR testing device and the new standard of care. We continue to create awareness among patients and healthcare professionals of the advantages of the INRatio System for weekly patient self-testing and point-of-care testing. Because the INRatio System is easy to use, we intend to establish the INRatio System as the standard of care for PT/INR testing by patients in their homes and by healthcare professionals and caregivers in clinics, physicians’ offices, hospitals and long-term care facilities.

•	Leverage our established and growing network of distributors worldwide. Our target market can be broken down into several key segments, including anticoagulation clinics, physician office practices, hospitals, long-term care facilities, home healthcare and patient self-testing. We are establishing relationships with nationally recognized partners to optimize our sales and distribution to each of these market segments. Our sales force assists our distributors in developing and maintaining relationships with leading medical professionals in order to facilitate the adoption of the INRatio System. We intend to expand our distribution internationally in order to gain access to new markets, such as Asia and South America, and to bolster our presence in Europe.

•	Utilize and expand reimbursement opportunities. Clinical studies are currently underway to evaluate weekly PT/INR patient self-testing specifically for patients with atrial fibrillation. As data from these studies become available, we plan to campaign actively, both independently and in conjunction with our competitors and various healthcare professional associations, for reimbursement coverage of weekly PT/INR self-testing for patients with atrial fibrillation in both the United States and Europe. In addition, we plan to participate in efforts and discussions that support reimbursement for weekly patient self-testing and point-of-care testing for other indications. We also intend to address the PT/INR testing needs of patients on short-term warfarin therapy, such as patients at risk of blood clots resulting from accidents or surgeries.

•	Develop product improvements and extensions. We intend to develop improvements to our INRatio System with a focus on assuring that our products continue to be easy to use and convenient for our end-users.

Our Products

Our INRatio System is an easy-to-use testing system designed specifically for patient self-testing that provides PT/INR test results using one small drop of blood from the patient's finger. The INRatio System consists of a small, handheld meter and disposable test strips which contains integrated, laboratory-like quality control tests that are designed to assure the accuracy of PT/INR test results. We shipped our first commercial INRatio System in March 2003.

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

INRatio Disposable Test Strips

The INRatio disposable test strips use our proprietary electrochemical technology to measure a patient’s PT/INR value and perform two laboratory-like quality control tests on a single test strip with a single drop, or approximately 15 microliters, of blood. The two quality control tests confirm standard PT/INR readings for the normal lower range, or low control, and the therapeutic upper range, or high control. This helps ensure that the meter and test strip are functioning properly and that the patient’s PT/INR test result will be accurate. The meter and a single test strip automatically perform all three tests each time a patient’s blood sample is applied to a test strip that has been inserted into the meter. When the INRatio meter detects an unacceptable quality control test result, it does not display a potentially incorrect PT/INR test result, but rather alerts the user to the error. We designed our proprietary test strips with on-board quality control tests and our meter with built-in electronic diagnostic tests to help ensure the accuracy of test results and to simplify the process by eliminating the need to use specialized control test liquids and additional test strips to obtain quality control test measurements. Unlike competitive products, our test strips do not require refrigeration and can be shipped and stored at room temperature for one year, which provides distribution advantages and improves patient convenience. INRatio test strips can only be used with the INRatio meter.

INRatio Accessories

We include all accessories needed for the use of the INRatio System in the patient self-testing and point-of-care environments, such as lancets. Additionally, through partnerships we offer options that include software interfaces to data and billing systems.

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

Sales and Marketing

The market for the INRatio System includes patient self-testing, physician office practices, anticoagulation clinics, hospitals, long-term care facilities, nursing homes and home healthcare providers. We currently sell our INRatio meter and disposable test strips through distribution agreements in the United States and internationally. In the United States, our distribution agreements provide us with access to more than 2,000 sales representatives.

U.S. Distribution

We have agreements with seven national medical device distribution companies: We also have agreements with seven regional distributors and National Distribution & Contracting, Inc. which provide regional distribution through its members. A description of our national distribution relationships is set forth below.

•	Cardinal Health. We entered into a distribution agreement with Cardinal Health in December 2003. Cardinal Health is one of the largest medical supply companies in the United States and has over 500 sales and service specialists that focus on marketing to physician office practices and hospitals. Our agreement with Cardinal Health provides us with broad geographic coverage of the physician and hospital market segments. The term of our agreement with Cardinal Health runs through April 2007 and may be renewed for successive one-year terms. Either party may terminate the agreement without cause upon 90 days written notice.

•	McKesson Medical-Surgical. We entered into a distribution agreement with McKesson Medical-Surgical in May 2005. McKesson Medical, a subsidiary of McKesson, the world’s leading healthcare services company, is a leading distributor of medical supplies and equipment to physician practices, surgery centers, hospitals, home care and extended care facilities. Under our agreement, McKesson Medical acts as a non-exclusive distributor of our products to medical clinics, hospitals, physician groups and other medical sites, excluding long-term care facilities and home health care. The term of our agreement runs through May 2010 and continues automatically for successive five year terms. Either party may terminate the agreement without cause upon 90 days written notice or with cause upon 10 days written notice.

•	Medline. We entered into a distribution agreement with Medline in June 2004. Medline is the largest privately-held national manufacturer and distributor of medical supplies in the United States and has over 700 dedicated sales representatives nationwide, and 29 distribution centers in North America. Our distribution agreement with Medline provides us with exclusive access to the long-term care, nursing home and home healthcare market segments. The initial term of our agreement with Medline runs through December 2009 and may be renewed for additional one year periods. The agreement may be terminated by either party within 90 days following an uncured material breach. We are obligated to indemnify Medline in certain circumstances, including for intellectual property infringement claims, breaches of the agreement or our negligence.

•	National Distribution and Contracting, Inc. We entered into a distribution agreement with National Distribution and Contracting, Inc., or NDC in May, 2005. The original terms of our agreement with NDC ran through May, 2006 and automatically renews for successive one-year period unless terminated by either party in the 90 day period. NDC through its subsidiaries represents nearly 300 distributors, the largest organization of independent medical, surgical, dental and laboratory supply distributions in the United States. Either party may terminate the agreement without cause upon 90 day written notice or with cause upon 60 day notice.

•	Quality Assured Services. We entered into a distribution agreement with QAS in March 2003. QAS is a specialized healthcare sales, service, marketing and distribution company that focuses on new and evolving, easy-to-use medical diagnostics and related products for patient home care and professional office use. We believe that QAS is unique in the market due to its combination of medical diagnostics distribution, telehealth services, disease management, health insurance adjudication, training, and market development services. The term of our agreement with QAS runs through February 2007 and will be automatically renewed for one-year periods unless terminated by either party in the 60-day period preceding the end of any term. We are obligated to indemnify QAS in certain circumstances, including claims against us for malfeasance.

•	Raytel. We entered into a distribution agreement with Raytel in April 2004. Raytel is the market leader in contracted services for pacemaker and Holter monitoring, and employs a U.S. field sales force of 25 sales representatives. Our agreement with Raytel is focused on the PT/INR patient self-testing market and provides us with exposure to the patient base of St. Jude Medical, the largest manufacturer of mechanical heart valves. Raytel is the exclusive IDTF for St. Jude Medical’s marketing of PT/INR patient self-testing in conjunction with its mechanical heart valve product. As an IDTF, Raytel focuses on managing and monitoring these patients and has significant resources to handle claims processing and the logistics of product supply. The term of our agreement with Raytel originally ran through April 2006 and now automatically renews for one-year periods unless terminated by either party in the 90-day period preceding the end of any term.

•	Reliant Healthcare. We entered into a distribution agreement with Reliant Healthcare Services, Inc. in January 2006. Reliant Healthcare Solutions is a full-service provider and IDTF for the INRatio System for patients/caregivers to test PT/INR at home. Reliant’s streamlined enrollment process includes management of paperwork necessary to gain insurance coverage. The terms of our agreement runs through December 2006 and annually renews automatically. Either party may terminate the agreement without cause upon 90 day written notice or with cause upon 60 day notice.

International Distribution

We currently have 15 distribution agreements covering 22 countries internationally. These agreements generally provide that each distributor can sell into the professional and home-use markets within a country. Germany, as an exception, has two distributors covering the country. Our distribution agreements internationally include those with MicroMedical, IMed Partners and InaBattke KG in Germany; as well as agreements with distributors covering Australia, Austria, Belgium, China Denmark, Finland, Holland, Greece, Ireland, Israel, Italy, Lithuania, Luxembourg, New Zealand, Norway, Portugal, Spain, Sweden, Switzerland and the United

Kingdom. Germany is a particularly important international market for us because its medical and patient communities have been leaders in the adoption of patient self-testing. We intend to continue to enter into distribution agreements in other select countries where PT/INR patient self-testing and point-of-care testing are established medical practices. In emerging markets such as Asia and South America, we intend to identify strategic partners as distributors of our product.

Sales and Marketing Organization

We intend to use a variety of marketing tools to build market awareness, drive product adoption, ensure continued usage and establish brand loyalty for the INRatio System by:

•	expanding awareness of the benefits of the INRatio System with distributors, physicians, nurse practitioners, educators and patients;

•	extending strong educational and training programs to healthcare providers and patients to ensure the understanding of the ease of use, safety and effectiveness of the INRatio System;

•	building on a readily-accessible telephone and web-based technical and customer support infrastructure for our distribution partners, healthcare providers and patients; and

•	optimizing upon our network of leading distributors to sell our products to physician office laboratories and directly to the patients.

As of November 30, 2006, we employ 35 people in sales and marketing. Seventeen salespeople are located in key locations throughout the United States working with distribution partners and healthcare providers. We employ six product specialists in the field that focus on training and product troubleshooting for large accounts. Located in the corporate office are 11 employees, including five within marketing and six in customer and technical service. We also employ a director of international business development in Europe to support our international distribution partners and healthcare providers.

Competition

The market for PT/INR patient self-testing and point-of-care diagnostics is intensely competitive and is subject to rapid changes including new product introductions. We believe that two companies, Roche Diagnostics and International Technidyne Corporation, a division of Thoratec, currently account for over 85% of the worldwide sales of PT/INR point-of-care and patient self-testing devices. Both of these competitors use a meter and disposable strips or cartridges, to test blood obtained by lancing the finger or drawing blood from a vein. Both of these competitors are focused on expanding their presence in the patient self-testing market. Both competitors have introduced a new system during the last 12 months.

In addition to our current competitors, we expect to encounter new entrants to the market, particularly if increased reimbursement drives the adoption of patient self-testing and increased testing volume. Specifically, Inverness Medical Innovations has announced that it plans to introduce its own warfarin anticoagulation monitoring device in 2007.

Our competitors enjoy several competitive advantages, including:

•	significantly greater name recognition;

•	established relationships with healthcare professionals, patients and third-party payors;

•	established distribution networks;

•	additional product lines and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products and marketing; and

•	greater financial and human resources for product development, sales and marketing and patent litigation.

We believe the principal competitive factors in our market include:

•	reliability and ease of use;

•	technological leadership and superiority;

•	improved patient outcomes and reduced overall time to manage therapy; and

•	effective marketing, distribution, service and support.

Emerging Oral Anticoagulation Therapies

A number of pharmaceutical companies are working on the development of a new class of oral direct thrombin inhibitors, or DTIs, to replace older anticoagulants such as warfarin. In theory, these new oral DTIs should have very few drug/non-drug interactions and should not require the same level of monitoring that warfarin requires. One goal of current research in this area is the elimination of the need for PT/INR testing, which, if successful, could render our device obsolete. As of yet, it is unknown whether oral DTIs will be approved in the United States or perform as well as warfarin, especially for the chronic user.

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

We use contract manufacturing relationships to minimize our capital investment, help control costs, and take advantage of the expertise these third parties have in the production of these assemblies. We also purchase certain components and materials from single sources due to constraints resulting from intellectual property requirements, quality or cost reasons. Currently, those single sources are Dade Behring, which produces a reagent used in our test strips, Haematologic Technologies, which produces the control reagents and Flextronics, which manufactures our meters. We have supply agreements in place with these single source suppliers that provide for notification and termination periods; however, because of the custom nature of the components and the FDA requirements for validation and verification of significant changes, a supply interruption from any of these suppliers would limit our ability to produce our systems and could have a material adverse effect on our business. Our agreement with Dade Behring is terminable upon 90 days notice. In October, 2006 we extended the expiration of this agreement to March 2008, we have the option to extend the term until January 2015, the date of the last expiring patent covered by the agreement, by making a payment of $2.75 million, if made prior to March 2008. Our agreement with Haematalogic Technologies is terminable upon 18 months notice and our agreement with Flextronics is terminable upon 90 days notice.

Research and Development

We are developing a new version of the INRatio meter that we believe would make our system even more attractive for the PT/INR patient self-testing market. We expect this new product to utilize the current architecture of the INRatio disposable test strip and deliver the same patient-friendly feature set as the current INRatio meter.

Based on our initial specifications, we expect the new version could reduce our per-unit manufacturing costs at comparable volumes, using the same manufacturing technologies as the current INRatio System. Beyond investing in the design of a future version, we intend to continue developing a number of product enhancements for the INRatio System platform. We have also partnered with an integrated communications capability for use in the professional setting that will provide an automated means to interface the INRatio meter to a data management system. Product development efforts related to the current INRatio System are focused on manufacturing process enhancements aimed at cost reduction and quality improvements, as well as functional enhancements.

We believe that our electrochemical technology has applications in other tests beyond the measurement of PT/INR values for patients on warfarin. We plan to conduct feasibility studies for additional coagulation parameters such as APTT, or activated partial thromboplastin time, and ACT, or activated clotting time.

We have had research and development expenses of $2.7 million, $1.3 million and $1.4 million in fiscal years 2006, 2005 and 2004, respectively.

Intellectual Property

Protection of our intellectual property is a priority for us. We plan to pursue and maintain patent protection in both the United States and Europe. We rely on a combination of patents, copyrights, trade secrets and nondisclosure agreements to protect our proprietary rights. Currently, we have five issued U.S. patents and two issued European patents, which has been validated in certain member states of the European Patent Convention, including Germany and Austria. In addition, we have one pending European patent application. Three of the issued U.S. patents cover the INRatio System and its method of measuring blood coagulation. They expire in 2017. Similarly, the pending European application contains claims that would cover our INRatio System and its method of measuring blood coagulation if it were to issue in its present form. The pending European application, if issued, would expire in 2018.

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

In April 2003, Inverness Medical Innovations filed suit against us, alleging that disposable test strips for our INRatio System infringed certain patents held by Inverness. In July 2004, we entered into a settlement and mutual release agreement with Inverness pursuant to which we received a non-exclusive, perpetual, non-transferable worldwide license to the patent rights in exchange for a product royalty of 1.5% of net strip sales, which is subject to a cap on aggregate royalties payable of $5.0 million. These began to accrue in July 2006 and the issuance to Inverness of a $1.0 million secured subordinated promissory note was completed in 2005.

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

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior premarket clearance from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk to the patient are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Most class I devices are exempted from this requirement. Devices deemed by FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device or a pre-amendment class III device for which premarket clearance applications, or PMAs, have not been required by the FDA, are placed in class III, requiring premarket clearance. All of our current products are class II devices.

510(k) Clearance Pathway. To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMAs. By statute and regulation, the FDA is required to clear, deny or request additional information on a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, 510(k) clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.

We received 510(k) clearance for our INRatio System for professional use in May 2002, and for use in patient self-testing in October 2002. The components of our system include the meter, test strips, blood lancets, blood collection device and power supplies. A printer, manufactured by a third-party, is available as an accessory.

Product Modifications

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a premarket approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any of these decisions. We have modified various aspects of our INRatio System since receiving regulatory clearance, but we believe that new 510(k) clearances are not required for these modifications. If the FDA disagrees with our determination not to seek new 510(k) clearances, the FDA may require us to seek 510(k) clearance or premarket approval. The FDA also can require us to cease marketing and/

or recall the modified device until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, we may be subject to warning letters, significant regulatory fines or penalties, seizure or injunctive action, or criminal prosecution.

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

The FDA enforces the quality system regulations, or QSRs, through scheduled and through unannounced inspections. We underwent an inspection of our facilities by the FDA in 2005, which resulted in the issuance of an FDA Form 483 containing two observations. First, the inspector observed that we failed to timely file Medical Device Reports, or MDRs, for six of seven complaints the inspector reviewed claiming that our INRatio device took inaccurate readings none of which resulted in a patient injury. MDRs are required to be filed, even if an injury has not occurred, if our device may have caused or contributed to a death or serious injury or if it may have malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. We categorize as complaints instances reported to us in which our device takes a reading that is different from what the user expected. For example, discrepant results can be different readings obtained by the user on separate occasions using either the same or another testing device. In addition to potential device malfunction, discrepant PT/INR test results can arise from a number of factors, such as failure to follow our instructions for use, a patient’s medication or diet between measurements, or variability in measurement results among different manufacturers’ instruments. Since we began selling our product, we have received complaints of discrepant test results representing approximately .01% of all test strips sold. At the time that we received the complaints reviewed by the FDA, our written procedure did not provide for the analysis of whether to file an MDR if the complaint solely involved discrepant results, without any resulting patient injury. In addressing the FDA’s observation, we have revised our MDR reporting procedure to now determine when discrepancies between measurements taken with our device and those taken with a clinical laboratory device should be classified as a malfunction and result in an MDR filing. As a result of this revised procedure, we will be filing an increased number of MDRs. The FDA’s second observation was that we had not properly defined and documented the procedures we employ to identify the statistical techniques for calibration of our test strips. This observation requires us to provide clarification of how our current strip calibration procedures are in conformity with standards applicable to PT/INR testing. We have filed a response to these observations that includes a description of and basis for our revised MDR reporting procedure, as well as the documentation of procedures employed to identify valid statistical techniques for our test strip calibration and our conformity to applicable standards. The FDA subsequently issued a Warning Letter on October 5, 2005. The Warning Letter indicates that the FDA believes that our response did not provide sufficient detail and documentation for the FDA to evaluate whether our corrective actions would be adequate to prevent recurrence of the observations. We have submitted a further written response to the FDA.

In addition, on November 29, 2006, the FDA issued us a Warning Letter as a follow-up to a FDA Form 483 notice of inspectional observations relating to a FDA inspection of our facilities conducted in May through July of 2006. This Warning Letter indicates among other things that the FDA believes that our responses to its FDA Form 483 notice were insufficient because we did not include analysis of root cause and because our corrective and preventive actions to address the specific observations have not yet been completed. We are in the process of preparing a further written response to the FDA to address these concerns, but there can be no assurance that the FDA will not in the future impose more serious enforcement actions, which may include the following sanctions:

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

Third Party Reimbursement

Healthcare providers that purchase medical devices, such as the INRatio System, generally rely on third party payors, including Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products and services they provide to patients. For home testing in the United States, the INRatio System will be sold principally through independent diagnostic testing facilities, or IDTFs, anticoagulation clinics, and physician practices that receive reimbursement from these third parties. As a result, demand for the INRatio System is dependent in part on the coverage and reimbursement policies of these payors.

Medicare Coverage and Reimbursement for Anticoagulation Self-Testing

Medicare published a National Coverage Decision, (“NCD”), memorandum in May 2002, which provided certain coverage for Medicare beneficiaries with mechanical heart valves. This determination covered anticoagulation self-testing as a diagnostic testing service paid under the Physician Fee Schedule through IDTF and physician services.

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

Medicare Point-of-care Reimbursement

Reimbursement for testing in a physician's office has been covered as outpatient services and reimbursed under Current Procedural Terminology codes. These codes cover all in-vitro diagnostic tests regardless of how the test is performed. Additionally, the physician can bill for an office visit in conjunction with performing the test.

Government reimbursement supports point-of-care testing over central laboratory testing by paying for patient evaluation and management when testing is done in the physician office or an anticoagulation clinic under the supervision of a physician. Evaluation and management services include reviewing the patient history, examining the patient, reading and interpreting the test results, determining if a dosage change is necessary, and counseling the patient. In contrast, if the physician's staff or anticoagulation clinic does a venous draw, sends the sample to the lab and calls the patient with the results and advice, no evaluation and management reimbursement is allowed.

Private Payors

Many third party private payors, including indemnity insurers, employer group health insurance programs and managed care plans, presently provide coverage for the patient’s purchase or health professional’s use of medical equipment which may include our INRatio System. The scope of coverage and payment policies varies among third party payors and may vary by region for certain private payors. To date, only a few of these payors have issued a coverage decision for any warfarin monitoring indication. Despite this, many private payors have been reimbursing individual patients on warfarin based on the medical necessity when support is provided by their physician. The possibility exists that coverage policies of individual third party payors may change unpredictably over time.

International

Point-of-care testing and reimbursement in the international marketplace is in various stages of approval and adoption. Point-of-care reimbursement outside the United States differs country by country, with the most advanced coverage of home testing established in 1996 for the German market. In Germany, both meters and test strips are provided to the patients through mechanical heart valve patient training centers or pharmacies. The Nordic region and the Netherlands work similar modes and provide meters and supplies through thrombosis centers, while the UK government only covers the supplies and not the meter.

Employees

As of November 30, 2006, we had 79 full-time equivalent employees, including 33 engaged in manufacturing operations and quality assurance, four in research and development, 35 in sales and marketing and seven in general and administrative functions. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

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

ITEM 1A: RISK FACTORS

We have limited operating experience and a history of net losses. Unless we are able to significantly increase our revenue and reduce our costs, we may never achieve or maintain profitability.

We have a limited history of operations and have incurred net losses in each year since our inception. We received regulatory clearance to market our INRatio System in 2002 and began commercial sales in early 2003. During the past five fiscal years, we incurred net losses of $4.7 million in 2002, $6.9 million in 2003, $10.3 million in 2004 and $11.7 million in 2005 and $10.9 million in 2006. As of September 30, 2006, we had an accumulated deficit of $58.1 million. We expect that our operating expenses will increase nominally as we expand our business, devote additional resources to our research and development, increase sales and marketing efforts and bear the costs associated with being a public company.

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

We provide guidance regarding future operating performance and our stock price is based, in part, upon those predictions. Because we have only recently become a publicly-traded company and have been in a commercial stage for a relatively short time, it may be difficult for us to accurately predict our operating performance each quarter, and we believe that our quarterly results will fluctuate as a result of many factors outside of our control, such as:

•	demand for our product;

•	timing of orders and shipments;

•	the performance of our distributors on our behalf;

•	our mix of sales between our distributors and our direct sales force;

•	foreign currency fluctuations;

•	seasonality, in Europe, relating to mechanical heart valve surgeries;

•	the ability of our vendors to deliver materials in the time and in quantities we need,

•	new product introductions by our competitors; and

•	the timing and uncertainty of United States and foreign reimbursement decisions with respect to the use of our products.

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

Our product and facilities are subject to continual review and periodic inspections by the FDA and other regulatory bodies. In particular, we are required to comply with quality system regulations, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, shipping and post market surveillance of our product. The FDA enforces the QSR through both scheduled and unannounced inspections. During May 2005, we underwent an inspection of our facilities by the FDA, which resulted in the issuance of an FDA Form 483 and, subsequently, a warning letter, because the FDA believed that our Form 483 response did not provide sufficient detail and documentation for the FDA to evaluate whether our corrective actions would be adequate to prevent recurrence of the inspection observations. In addition, during May, June and July of 2006, we underwent another inspection of our facility by the FDA which resulted in the issuance of a FDA Form 483 identifying deficiencies in the same general area as those described in the 2005 warning letter. We submitted our response to the Form 483 in July, 2006. On November 29, 2006, the FDA issued us a warning letter as a follow-up to the Form 483. This warning letter indicates among other things that the FDA believes that our responses to its FDA Form 483 notice were insufficient because we did not include analysis of root cause and because our corrective and preventive actions to address the specific observations have not yet been completed. We are in the process of preparing a further written response to the FDA to address these concerns but we cannot assure that the FDA will accept our response as adequate or will not take enforcement action against us, which may include the following sanctions:

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

In order to correct an FDA observation during our recent inspection, we have revised our written procedure that describes when to file a medical device report, or MDR with the FDA. Our revised procedure requires us to file a medical device report, or MDRs for device malfunctions, including most allegations of inaccurate readings by our device. As a result, we have been filing, and expect to continue to file, an increased number of MDRs. MDRs are publicly available, and competitors have used this information in an attempt to disrupt our customer and potential customer relationships, which could harm market adoption of our product.

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

In the United States, purchasers of medical devices, including our INRatio System, generally rely on Medicare and other insurance providers to cover all or part of the cost of the product. Currently reimbursement for PT/INR testing is available in the point-of-care environment for monitoring all uses of warfarin. However, Medicare currently only reimburses PT/INR self-testing for patients with mechanical heart valves, or approximately 400,000 mechanical heart valve patients on warfarin, which represents approximately 10% of four million United States patients taking warfarin on a daily basis. Whether Medicare expands reimbursement for PT/INR patient self-testing for other indications, such as atrial fibrillation, will be partially dependent on the outcome of ongoing and future clinical studies that we neither participate in nor have any direct control over. Coverage and reimbursement determinations are subject to change over time and we cannot assure you that Medicare will not reduce or change coverage and reimbursement policies.

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

We have limited experience as a company in the sale, marketing and distribution of our INRatio System. We maintain a relatively small sales and marketing team which as of November 30, 2006 was comprised of 35 employees and expect to depend heavily on third parties to sell our product both in the United States and internationally for the foreseeable future. To achieve commercial success, we must further develop our sales and marketing capabilities and enter into and maintain successful arrangements with others to sell, market and distribute our product.

We currently have agreements with seven national and four regional distributors in the United States. We also have agreements with 15 international distributors of our product. Three of our distributors, Quality Assured Services, Medline and National Distribution & Contracting, Inc, each accounted for between 12% to 21% and 53% in the aggregate, of our total revenue in fiscal 2006. Our success is dependent upon developing and maintaining current and future distribution relationships. We have only recently entered into most of our distribution relationships, which makes it difficult for us to predict their future success. Some of our distribution agreements allow either party to terminate the relationship on short notice and without fault. Additionally, we may be unable to renew a distribution agreement upon its expiration on favorable terms, or at all. Distribution partners may fail to commit the necessary resources to market and sell our product to the level of our expectations. In particular, several of our distribution partners also distribute the products of our competitors, and as a result, we compete for the attention of these distributors against the experienced and well funded efforts of our competitors. If in the future our distribution partners elect to focus on selling the products of our competitors rather than our products, our sales efforts will be seriously compromised. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable. If our current or future partners do not perform adequately, or we are unable to locate or retain partners, as needed, in particular geographic areas or in particular markets, our ability to achieve our expected revenue growth rate will be harmed.

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

In March 2006, we executed a Packaging Agreement with J-PAC, a third party manufacturer, to provide pouching and packaging services to support our production of INRatio test strips in support of the INRatio PT/INR Monitoring System product line. J-PAC may encounter problems carrying out these aspects of the manufacture of our products and carrying out its services to us due to a variety of reasons, including failure to follow our protocols and procedures, supply shortages or equipment malfunction, any of which could delay or impede their ability to meet our demand. Our reliance on J-PAC also subjects us to other risks that could harm our business, including:

•	J-PAC carries out manufacturing services for a range of customers, and fluctuations in demand for J-PAC’s services for others may affect their ability to deliver finished goods to us in a timely manner;

•	Risk of damage or loss of our product while in transit between sites;

•	J-PAC may encounter financial hardship either related or unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements; and

•	we may have difficulty locating and qualifying on a timely basis an alternative for J-PAC’s services.

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

MPM Capital and its affiliates own approximately 38% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. This stockholder will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, it could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

We maintain our headquarters in San Jose, California in a 15,250 square foot facility, which includes manufacturing, research and development, marketing and general administrative functions. The lease for this facility expires in April 2009. We have the option to extend this lease for an additional five years, and a right of first offer for an adjacent facility as space becomes available in that facility. We believe our existing facility is adequate to meet our needs for six to nine months, but we will need to rent additional space as our business expands.

ITEM 3: LEGAL PROCEEDINGS

We are not party to any material pending or threatened litigation

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on June 28, 2005 and is quoted on the American Stock Exchange, AMEX, under the symbol “HEM.” The following table sets forth the quarterly high and low trading prices for our common stock as reported by the AMEX National Market for the periods indicated.

	High	Low
FISCAL YEAR 2005
Third Quarter	$5.60	$5.50
Fourth Quarter	$9.50	$5.50

FISCAL YEAR 2006
First Quarter	$9.19	$5.70
Second Quarter	$6.38	$5.16
Third Quarter	$6.40	$5.22
Fourth Quarter	$5.30	$2.24

As of December 12, 2006, the last reported sales price of our common stock on the American Stock Exchange was $4.07 per share, and the number of holders of record was approximately 46. We currently intend to retain any earnings to fund the development and growth of our business.

During fiscal 2006, we have issued and sold the following unregistered securities:

On November 4, 2005, we issued and sold to accredited investors an aggregate of 1,481,482 shares of our common stock at a purchase price of $6.75 per share for an aggregate purchase price of $10,000,004.

During fiscal 2006, we granted options to purchase 437,250 shares of common stock to employees, directors and consultants under our 2005 Stock Plan at an exercise price of $2.50 to $8.10 per share for an aggregate exercise price of $2.2 million These option grants were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions pursuant to a written compensation benefit plan and contracts relating to compensation as provided under Rule 701.

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

Equity Compensation Plans

The information require by this item regarding equity compensation plans is incorporated by reference under the section entitled Equity Compensation Plan Information contained in our proxy statement for our 2006 meeting of stock holders.

ITEM 6: SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from our financial statements. The statement of operations data for the years ended September 30, 2006, 2005 and 2004, and the balance sheet data as of September 30, 2006 and 2005 are derived from our audited financial statements included elsewhere in this Form 10-K. The historical results are not necessary indicative of results expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including the accompanying Notes to the Financial Statements, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended September 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$16,257	$8,768	$3,250	$427	$—
Cost of Goods Sold	11,906	9,371	5,065	1,519	—

Gross profit (loss)	4,351	(603)	(1,815)	(1,092)	—

Operating expenses:
Research and development	2,728	1,259	1,398	1,681	3,354
Sales and marketing	7,899	6,733	5,206	3,186	745
General and administrative	3,996	1,962	1,499	912	711

Total operating expenses	14,623	9,954	8,103	5,779	4,810

Loss from operations	(10,272)	(10,557)	(9,918)	(6,871)	(4,810)
Interest income	580	130	16	39	142
Interest and other expense, net	(1,193)	(1,319)	(359)	(78)	(40)

Net loss	$(10,885)	$(11,746)	$(10,261)	$(6,910)	$(4,708)

Net loss per share:
Basic and diluted	$(0.99)	$(4.26)	$(30.45)	$(20.69)	$(14.27)

Shares used to compute net loss per common share:
Basic and diluted	11,030	2,758	337	334	330

	As of September 30,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,728	$11,541	$433	$5,445	$5,276
Working capital	10,695	12,861	1,072	5,800	5,909
Total assets	16,850	19,003	6,202	9,458	7,518
Long term liabilities	2,890	4,766	2,946	736	83
Redeemable convertible preferred stock	—	—	36,679	32,751	25,183
Accumulated deficit	(58,071)	(47,186)	(35,440)	(25,179)	(18,269)
Total stockholders’ equity (deficit)	8,677	10,012	(35,220)	(24,959)	(18,174)

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

Overview

We develop, manufacture and sell easy-to-use, handheld blood coagulation monitoring systems for use by patients and healthcare professionals in the management of warfarin medication. Our product, the INRatio System, measures the patient's blood clotting time to ensure that patients with a propensity to form clots are maintained within the therapeutic range with the proper dosage of oral anticoagulant therapy. Our system is 510(k) cleared by the FDA for use by healthcare professionals as well as for patient self-testing. Our system is also CE marked in Europe. The INRatio System is targeted to both the professional, or point-of-care, market as well as the patient self-testing market, the latter being an opportunity that has emerged primarily following the establishment of Medicare reimbursement in 2002 for mechanical heart valve patients.

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

Currently, Medicare and private payors reimburse PT/INR testing in the point-of-care environment for all indications. Medicare reimburses patient self-testing only for patients with mechanical heart valves, while reimbursement coverage policies among private payors vary. Our revenue growth is dependent on such reimbursement continuing without any significant erosion in the reimbursement amounts. We believe that there is a significant opportunity in patient self-testing for other indications, such as atrial fibrillation, in the event that reimbursement is expanded. If Medicare reimbursement for patient self-testing by atrial fibrillation patients is not established in a timely fashion or at all, our revenue growth will be limited beyond 2009.

Our cost of goods sold represents the cost of manufacturing our products. Our meters are manufactured for us by an electronics manufacturing service company, and we incur direct labor costs to assemble meters into packaged kits at our facility. Our cost of goods sold for the meter also includes an allowance for product warranty obligations. Our disposable test strips are manufactured by us at our facility, and our cost of goods sold is comprised of cost of materials, direct labor, associated overhead, yield losses and lot rejects, royalties on sales, and license fee costs. Included in royalties on sales is a royalty payable in connection with our settlement with Inverness. While this royalty did not become payable until mid July 2006, we capitalized a portion of the settlement amount as prepaid royalties and have expensed that amount through mid July 2006, as a cost of goods sold and do not believe that our obligation to pay royalties will have an adverse effect on our results of operations.

The manufacturing cost structure for our test strips currently includes a large component of fixed costs which is being spread over production that has not been maximized. Increases in production volume will be a significant factor for cost reduction for our test strips. During the fourth quarter of fiscal 2005 we achieved a positive gross margin for the first time. We believe continuing volume increases and process improvements will sustain and enhance cost reductions for our products in the future.

Comparison of Fiscal Years Ended September 30, 2006 and September 30, 2005

The following table sets forth our results of operations (in thousands) expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Fiscal Year Ended September 30,
	2006		2005		Amount of Increase (Decrease)	Percent Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales
Revenue	$16,257	100%	$8,768	100%	$7,489	85%
Cost of goods sold	11,906	73	9,371	107	2,535	27

Gross profit (loss)	4,351	27	(603)	(7)	4,954	822

Operating expenses
Research and development	2,728	17	1,259	14	1,469	117
Sales and marketing	7,899	49	6,733	77	1,166	17
General and administrative	3,996	25	1,962	22	2,034	104

Total operating expenses	14,623	91	9,954	113	4,669	47

Loss from operations	(10,272)	(64)	(10,557)	(120)	(285)	(3)
Interest income	580	4	130	1	450	346
Interest and other expense, net	(1,193)	(7)	(1,319)	(15)	(126)	(10)

Net loss	$(10,885)	(67)%	$(11,746)	(134)%	$(861)	(7)%

Revenue. Revenue increased by $7.5 million, or 85%, from $8.8 million in 2005 to $16.3 million in 2006. INRatio Meters and accessories increased by $871,000, or 23%, from $3.8 million in 2005 to $4.7 million in 2006. Test strips revenue increased by $6.6 million, or 134%, from $5.0 million in 2005 to $11.6 million in 2006. Approximately 91% of the growth in revenue was derived from the United States. The increase in United States revenue was the result of increased market penetration by our distributors and increased field personnel. The international revenue increase was primarily attributable to the expansion of the European market. The international revenue increase was primarily attributable to the expansion of the European market. During the final few weeks of fiscal 2006, customer demand for test strips increased faster than a contract manufacturer could increase production capacity. As a result, orders could not be fulfilled and this lessened the revenue increase. The contractor is expanding capacity to meet the increase in demand during the first half of fiscal 2007. For fiscal year 2007, we expect both domestic and international revenue to significantly increase as we continue to penetrate the worldwide markets for our products.

Cost of goods sold. Cost of goods sold increased by $2.5 million, or 27%, from $9.4 million in 2005 to $11.9 million in 2006. The increase in the cost of goods sold was primarily due to the increase in number of meters and test strips sold. As a percentage of revenue, cost of goods sold decreased from 107% of sales in the year ended September 30, 2005 to 73% in the same period in 2006. The decrease as a percentage of revenue related to increased production volume and process improvements. Improvements in statistical process control and other quality improvements increased production efficiency and as a result scrap, production and inventory variances decreased by $1.5 million. For fiscal year 2007 we expect the cost of goods sold to increase in total but to decrease as a percentage of revenue due to continued product cost reductions and improved production processes.

Research and development expenses. Research and development expenses increased by $1.5 million, or 117%, from $1.3 million in 2005 to $2.7 million in 2006. The increase was primarily attributable to a $1.1 million increase in spending for consultants and professional services relating to the design of a next generation of INRatio meter and other development programs. Additionally, increased head count resulted in $316,000 higher payroll and related costs. As a percentage of revenue, research and development expenses were 17% in the year ended September 30, 2006 compared to 14% in the same period in 2005. During the next fiscal year, we expect research and development expense to increase as new projects are initiated, but to decrease as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased by $1.2 million, or 17%, from $6.7 million in 2005 to $7.9 million in 2006. The increase was primarily attributable to $1.1 million of payroll and travel expenses for additional personnel, and $186,000 for promotion programs. This was partially offset by a $214,000 decrease in marketing consultants. As a percentage of revenue, sales and marketing expenses were 49% in the year ended September 30, 2006 compared to 77% in the same period in 2005. The decrease in sales and marketing expense as a percentage of revenue is due to leveraging the activities of the sales and marketing staff to increase revenue without a corresponding increase in expenses. We expect sales and marketing spending to increase in fiscal 2007 but to decrease as a percentage of revenue.

General and administrative expenses. General and administrative expenses increased by $2.0 million, or 104%, from $2.0 million in the fiscal year 2005 to $4.0 million in the fiscal year 2006. The increase was primarily attributable to consultants and professional services which increased by $985,000 primarily reflecting the full year cost of being a public company. The increase in professional services included legal, accounting and investor relations. Payroll and other benefits increased by $567,000 primarily due to increased head count. Insurance increased by $427,000 related to the cost of expanded coverage required of a public company. As a percentage of revenues, general and administrative expenses were 25% in the year ended September 30, 2006 compared to 22% in the same period in 2005. The increase in general and administrative expenses as a percentage of revenue is due mainly to the full year cost of being a public company. We expect general and administrative expenses to increase during fiscal year 2007 but to decrease as a percentage of revenue.

Interest income. Interest income increased by $450,000, or 346%, from $130,000 in fiscal year 2005 to $580,000 in fiscal year 2006. The increase related to returns on short-term investments purchased with a portion of the funds received from the equity offerings. Over the next year, we anticipate interest income will increase due to the increase in short-term investments purchased with the proceeds of equity and debt offerings in early fiscal year 2007.

Interest and other expense, net. Interest and other expense, net decreased by $126,000, or 10%, from $1.3 million in fiscal 2005 to $1.2 million in fiscal 2006. The decrease was attributable to the partial pay down of a $7.5 million borrowing in January 2005, which was partially offset by increased accrued interest expense related to a note payable to Inverness Medical Innovations. We expect interest and other expense to increase during fiscal 2007 due to the increased interest cost of new debt secured in early fiscal year 2007.

Comparison of Fiscal Years Ended September 30, 2005 and September 30, 2004

The following table sets forth our results of operations (in thousands) expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Fiscal year Ended September 30,
	2005		2004		Amount of Increase (Decrease)	Percent Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales
Revenue	$8,768	100%	$3,250	100%	$5,518	170%
Cost of goods sold	9,371	107	5,065	156	4,306	85

Gross loss	(603)	(7)	(1,815)	(56)	1,212	(67)

Operating expenses
Research and development	1,259	14	1,398	43	(139)	(10)
Sales and marketing	6,733	77	5,206	160	1,527	29
General and administrative	1,962	22	1,499	46	463	31

Total operating expenses	9,954	113	8,103	249	1,851	23

Loss from operations	(10,557)	(120)	(9,918)	(305)	(639)	6
Interest income	130	1	16	—	114	713
Interest and other expense, (net)	(1,319)	15	(359)	11	(960)	(267)

Net loss	$(11,746)	(134)%	$(10,261)	(316)%	$(1,485)	(14)%

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

Cost of goods sold. Cost of goods sold increased by $4.3 million, or 85%, from $5.1 million in 2004 to $9.4 million in 2005. As a percentage of revenue, cost of goods sold decreased from 156% of sales in the year ended September 30, 2004 to 107% in the same period in 2005. During our fourth quarter of fiscal 2005 we achieved a gross margin for the first time. This was due to volume increases over earlier periods and process improvements. These cost reductions will continue to improve into the future. The $4.3 million increase in the cost of goods sold was primarily due to the increase in number of meters and test strips sold. Included in cost of goods sold are royalties and amortization of technology licenses which increased by $409,000, from $377,000 in 2004 to $786,000 in 2005. The increase in royalty payments was due to the increase in test strip sales and a full year of amortization in fiscal 2005 for two technology licenses obtained during fiscal year 2004. The increases were partially off set by improvements in statistical process control and other quality improvements which reduced the amount of material scrap. Additionally, in the latter portion of fiscal year 2005 process improvements reduced the cost of test strips to a point which allowed us to eliminate the need for a lower of cost or market provision. As compared to fiscal 2004, our cost of goods sold included a lower of cost or market provision of $301,000.

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

Interest income. Interest income increased by $114,000, or 713%, from $16,000 in fiscal year 2004 to $130,000 in fiscal year 2005. The increase related to returns on short-term investments purchased with a portion of the funds received from the initial public offering.

Interest and other expense, net. Interest and other expense, net increased by $960,000, or 267%, from $359,000 in fiscal 2004 to $1.3 million in fiscal 2005. The increase was attributable the full drawdown of a $7.5 million borrowings in January 2005, interest on $1.5 million short term notes payable which were repaid in July 2005 and accrued interest expense related to a note payable to Inverness Medical Innovations.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through the sale of equity securities, both public and private, bank equipment financing loans, debt capital and capital leases. As of September 30, 2006, our cash, cash equivalents and short-term investments were $9.7 million. All of our cash equivalents and investments have original maturities of one year or less.

On December 7, 2006 the Company signed an $8.0 million extension in senior loan financing by expanding an existing growth capital agreement with Lighthouse Capital Partners. The Company is entitled to draw against the loan commitment through December 1, 2007. Upon signing the agreement, the Company drew down $5.0 million against this debt line facility.

On December 12, 2006 the Company closed a private equity offering of 1,772,151 shares of the Company’s common stock at $3.95 per share. Gross proceeds from the offering were $7.0 million. There were no underwriting discounts, commissions or warrants.

During the fiscal year ended September 30, 2006, our operating activities used cash of approximately $8.7 million, compared to approximately $11.9 million for the fiscal year ended September 30, 2005, a decrease of $3.2 million. Cash used in operating activities decreased by $3.2 million due to our decreased net loss and reduced inventory, prepaid and other assets. The net loss for the current year, excluding depreciation and other non-cash items, used $726,000 less cash than last year.

Changes in current assets and liabilities provided $58,000 of cash during fiscal year 2006. Cash used for expanding inventories was $77,000 for fiscal year 2006, a decrease of $1.5 million from fiscal year 2005, due to higher customer demand near the end of the fiscal 2006 and improved inventory processing in our factory. In 2006, prepaid and other assets decreased by $800,000 due to revision of insurance premiums due dates. We expect future increases in revenue to create increases in the need for working capital due to increases in accounts receivable and inventories during fiscal 2007.

Our investing activities used cash of approximately $318,000 during fiscal year 2006 compared to $8.2 million for fiscal year 2005. The decrease of $7.9 million in investing activities was due to net purchase of short-term investments which was attributed to decreased money raised by financing activities in fiscal 2006 compared to fiscal year 2005. Investing activities during fiscal 2006 primarily consisted of the purchase of short-term investments with the proceeds of our private stock placement in November 2005 and the reinvestment of funds from matured securities.

Cash provided by financing activities was approximately $7.2 million for fiscal year 2006 compared to $23.2 million provided during fiscal year 2005. Cash provided by the sale of equity decreased by $10.9 million from $20.0 million during fiscal year 2005 to $9.1 million during fiscal year 2006. The decrease was primarily due to the difference in the amount of funds raised between our initial public offering in fiscal year 2005 and our private placement in fiscal 2006. Additionally, there were net borrowings of $3.2 million from the drawdowns against a debt line facility in fiscal year 2005 with no borrowings during fiscal year 2006.

During the fiscal year ended September 30, 2005, our operating activities used cash of approximately $11.9 million, compared to approximately $9.5 million for the fiscal year ended September 30, 2004, an increase of $2.3 million. Cash used in operating activities increased by $2.3 million due to our increased net loss and additional investment in accounts receivable and inventory. The net loss for the current year (less depreciation and other non-cash items) used $253,000 more cash than last year. An additional $2.3 million was used for changes in current assets and liabilities. Cash used for expanding inventories was $1.6 million for the fiscal year 2005, an increase of $1.2 million from fiscal year 2004, due to material purchased to meet our expected future sales. Accounts receivable increased $1.3 million for the fiscal year 2005, compared to an increase of $773,000 for the same period in 2004 due to higher sales during the fourth quarter of fiscal year 2004.

Our investing activities used cash of approximately $8.2 million during fiscal year 2005 compared to $429,000 for fiscal year 2004. Investing activities during fiscal 2005 primarily consisted of the purchase of short-term investments with the proceeds of our initial public offering.

Cash provided by financing activities was approximately $23.2 million for fiscal year 2005 compared to $4.9 million provided during fiscal year 2004. The increase in cash provided was primarily due to $16.7 million from the sale of common stock in our initial public offering. Additionally we incurred net borrowing of $3.2 million of proceeds from drawdowns against a debt line facility and $3.3 million in preferred stock proceeds.

As of September 30, 2006, we had a long-term loan, a long-term note payable, capital lease obligations and commitments under a facility operating lease, equipment rental lease and non-cancelable purchase commitments. We had no other off-balance sheet items or commitments. Future payments under these obligations are included in the table below for each of the fiscal years ending September 30 (in thousands):

	2007	2008	2009	2010	2011	Total
Loan payable	$2,353	$1,786	$—	$—	$—	$4,139
Note payable	—	—	1,000	—	—	1,000
Interest on loan and note payable	507	105	150	—	—	762
Other liabilities	—	398	—	—	—	398
Capital leases	40	17	—	—	—	57
Facility lease	152	162	90	—	—	404
Equipment lease	30	30	29	15	4	108
Cancelable purchase commitments	3,007	—	—	—	—	3,007
Non-cancelable purchase commitments	1,903	—	—	—	—	1,903

Total	$7,992	$2,498	$1,269	$15	$4	$11,778

We believe that our existing cash and cash equivalents, proceeds from our debt financing and private placement in December 2006 and cash generated from product sales, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

Quarterly Financial Data

	Quarter Ended
	Sept. 30, 2006	Jun. 30, 2006	Mar 31, 2006	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar 31, 2005	Dec. 31, 2004
	(In thousands, except share data) (unaudited)
Revenue	$4,208	$4,571	$4,042	$3,436	$2,897	$2,454	$1,800	$1,617
Gross profit (loss)	1,182	1,058	1,006	1,105	352	(33)	(539)	(383)
Loss from operations	(2,393)	(2,908)	(2,828)	(2,143)	(2,598)	(2,425)	(2,897)	(2,637)
Net loss	$(2,523)	$(3,051)	$(2,985)	$(2,326)	$(2,834)	$(2,947))	$(3,119)	$(2,846)
Net loss per common share, basic and diluted	$(0.23)	$(0.27)	$(0.27)	$(0.22)	$(0.30)	$(5.29)	$(6.72)	$(8.35)

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

Allowance for Doubtful Accounts

The Company analyzes the collectibility of its accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms in evaluating whether an allowance needs to be made during the period.

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

Periods prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures. The Company generally did not recognize employee stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Recent Accounting Pronouncements

In September 2006 the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FAS 157 will have a material effect on the company’s financial position, results of operations or cash flows.

In June 2006 the FASB issued interpretation 48 “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 established the criterion that an individual tax position would have to meet for some or all of the benefits of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 7A: QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our exposure to interest rate risk is related to the investment of our excess cash into highly liquid financial investments with original maturities of three months or less. We invest in marketable securities with the primary objectives to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while meeting specific credit quality standards for our investments. Due to the short term nature of our investments, we have assessed that there is no material exposure to changes in interest rates.

The following table presents balances at September 30, 2006 and related weighted average interest rates expected in fiscal year 2007 for our existing cash and cash equivalents and short-term investments.

(in thousands)
Cash, cash equivalents	$1,789
Short-term investments	$7,939
Weighted average interest rate	4.36%

Qualitative Disclosures

Our primary interest rate risk exposures relate to:

•	the available for sale securities will fall in value if market interest rates increase; and

•	the impact of interest rate movements on our ability to obtain adequate debt financing to fund future operations.

We have the ability to hold a significant portion of the fixed income investments until maturity and therefore would not expect the operating results or cash flows to be affected to a significant degree by a sudden change in market interest rates on our short term marketable securities portfolio.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of HemoSense, Inc.:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HemoSense, Inc. at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the note 2 of the financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2006.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, CA

December 26, 2006

HEMOSENSE, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,789	$3,598
short-term investments	7,939	7,943
Accounts receivable, net of allowance for doubtful accounts of $10 in 2006 and $71 in 2005	3,148	2,087
Prepaid expenses and other current assets	371	714
Inventories	2,731	2,744

Total current assets	15,978	17,086
Property and equipment, net	501	512
Technology licenses and prepaid royalties	245	1,179
Other assets	126	226

Total assets	$16,850	$19,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,142	$1,029
Accrued expenses and other liabilities	1,751	1,159
Capital lease, current portion	37	37
Borrowings, current portion	2,353	2,000

Total current liabilities	5,283	4,225
Capital lease, net of current portion	16	52
Borrowings, net of current portion	2,476	4,714
Other liabilities	398	—

Total liabilities	8,173	8,991

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.001 par value Authorized: 50,000,000 shares; Issued and outstanding 11,206,107 and 9,604,989 shares at September 30, 2006 and September 30, 2005, respectively	11	10
Additional paid–in capital	66,739	57,191
Accumulated other comprehensive loss	(2)	(3)
Accumulated deficit	(58,071)	(47,186)

Total stockholders’ equity	8,677	10,012

Total liabilities and stockholders’ equity	$16,850	$19,003

The accompanying notes are an integral part of these financial statements.

HEMOSENSE, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended September 30,
	2006	2005	2004
Revenue	$16,257	$8,768	$3,250
Cost of goods sold	11,906	9,371	5,065

Gross profit (loss)	4,351	(603)	(1,815)

Operating expenses:
Research and development	2,728	1,259	1,398
Sales and marketing	7,899	6,733	5,206
General and administrative	3,996	1,962	1,499

Total operating expenses	14,623	9,954	8,103

Loss from operations	(10,272)	(10,557)	(9,918)
Interest income	580	130	16
Interest and other expense, net	(1,193)	(1,319)	(359)

Net loss	$(10,885)	$(11,746)	$(10,261)

Net loss per common share:
Basic and diluted	$(0.99)	$(4.26)	$(30.45)

Shares used to compute net loss per common share:
Basic and diluted	11,030	2,758	337

The accompanying notes are an integral part of these financial statements.

HEMOSENSE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at September 30, 2003	338	$—	$220	$—	$(25,179)	$(24,959)
Net loss	—	—	—	—	(10,261)	(10,261)

Balance at September 30, 2004	338	—	220	—	(35,440)	(35,220)
Exercise of stock options	35		35	—	—	35
Issuance of common stock warrants in connection with borrowings	—		264	—	—	264
Conversion of preferred stock into common stock	5,679	6	40,003	—	—	40,009
Exercise of stock warrants	41		10	—	—	10
Issuance of common stock	3,512	4	16,659	—	—	16,663
Change in unrealized loss on short-term investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(11,746)	(11,746)

Balance at September 30, 2005	9,605	10	57,191	(3)	(47,186)	10,012
Issuance of common stock	1,481	1	9,140	—	—	9,141
Exercise of stock options	120		93			93
Stock based compensation			315			315
Change in unrealized loss on short-term investments	—	—	—	1	—	1
Net loss	—	—	—	—	(10,885)	(10,885)

Balance at September 30, 2006	11,206	$11	$66,739	$(2)	$(58,071)	$8,677

The accompanying notes are an integral part of these financial statements.

HEMOSENSE, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(10,885)	$(11,746)	$(10,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	772	1,292	793
Amortization of debt issuance costs	149	329	64
Provision for inventories	108	138	109
Provision for doubtful accounts	201	71	—
Stock-based compensation expense	297	—	—
Amortization of prepaid royalties	496	348	58
Accrued interest on note payable	116	96	18
Changes in assets and liabilities:
Accounts receivable	(1,262)	(1,251)	(773)
Prepaid expenses and other assets	294	(506)	119
Inventories	(77)	(1,583)	(319)
Accounts payable	113	490	352
Accrued expenses and other liabilities	990	468	322

Net cash used in operating activities	(8,688)	(11,854)	(9,518)

Cash flows from investing activities
Proceeds from sale of short-term investments	21,845	1,000	—
Purchases of short-term investments	(21,840)	(8,943)	—
Acquisition of property and equipment	(323)	(270)	(429)

Net cash used in investing activities	(318)	(8,213)	(429)

Cash flows from financing activities
Proceeds from issuance of common stock	9,141	16,663	—
Proceeds from exercise of warrants and options	93	45	—
Proceeds from issuance of preferred stock, net of issuance costs	—	3,330	3,008
Principal payments on capital lease obligation	(36)	(40)	(44)
Proceeds from borrowings	—	6,093	2,907
Repayment of borrowings	(2,001)	(2,859)	(936)

Net cash provided by financing activities	7,197	23,232	4,935

Net increase (decrease) in cash and cash equivalents	(1,809)	3,165	(5,012)
Cash and cash equivalents at beginning of year	3,598	433	5,445

Cash and cash equivalents at end of year	$1,789	$3,598	$433

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$870	$1,314	$318
Non-cash financing activities
Issuance of preferred stock in exchange for supply and license agreement and prepaid royalties	$—	$—	$565
Issuance of warrants in connection with debt	$—	$264	$354
Conversion of preferred stock to common stock	$—	$40,009	$—

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. At September 30, 2006, the Company had an accumulated deficit of $58.1 million. Management intends to raise additional funds through sales of the Company’s products and external financings and to eventually achieve positive cash flows. Although management continues to pursue these plans, there is no assurance that they will be successful. As is further discussed in Note 17, on December 7, 2006, the Company obtained an additional secured loan commitment of $8.0 million from partnerships of Lighthouse Capital. The Company is entitled to draw against the loan commitment through December 1, 2007. Additionally, on December 12, 2006 the Company closed an equity offering of 1,772,151 shares of the Company’s common stock at $3.95 per share. Management believes that existing cash and short-term investments, as augmented by the proceeds received from the loan and equity offering will provide sufficient cash through at least September 2007.

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

Certain risks and uncertainties

Any future products developed by the Company will require approval from the United States Food and Drug Administration ( “FDA”) or foreign regulatory agencies prior to commercial sales and are subject to continued regulations once approved. There can be no assurance that the Company’s future products will receive the necessary approvals. If the Company is denied such approvals or such approvals are delayed, it could have a material adverse effect on the Company.

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

The Company currently has three single source suppliers which produce reagents used in test strip manufacturing. Additionally, the Company entered into an agreement with one company which provides test strip final packaging and another for the manufacture of the Company’s meters. Because of the custom nature of the components and the FDA requirements for validation and verification of significant changes, any interruption or delay in the supply of these materials could impair the Company’s ability to meet the demand of customers and could have a material adverse effect on the Company, including the need to obtain additional regulatory approval.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Short-term investments

All marketable securities as of September 30, 2006 and 2005 are considered to be available-for-sale short-term investments and are carried at fair value. Available-for-sale securities are classified as current assets when they have scheduled maturities of less than one year from the balance sheet date. Available-for-sale securities are classified as non current assets when they have scheduled maturities of more than one year from the balance sheet date. Unrealized holding gains or losses on such securities are reported as a separate component of stockholders’ equity (deficit) until realized. Realized gains and losses on sales of all such securities are reported in interest income and are computed using the specific identification cost method.

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

Significant revenue concentrations are as follows (in thousands):

	Years Ended September 30,
	2006		2005		2004
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Customer A	$3,353	21%	$1,654	19%	$860	26%
Customer B	$3,253	20%	$2,100	24%	$1,008	31%
Customer C	$1,886	12%	*	*	*	*
Customer D	*	*	$1,105	13%	*	*

*	Revenue for the fiscal year was less than 10% of total revenue.

HEMOSENSE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Significant accounts receivable concentrations are as follows (in thousands):

	Years Ended September 30,
	2006		2005
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
Customer A	$1,010	32%	$747	36%
Customer B	$451	14%	*	*
Customer C	$455	14%	*	*

*	Accounts receivable at year end was less than 10% of total receivables.

Inventories

Inventories are stated at the lower of cost or market, cost being determined under a standard cost method, which approximates first-in, first-out basis.

The manufacturing cost of test strips previously exceeded their selling price. As a result, the Company recorded a charge to cost of goods sold on test strips inventory equal to the amount by which the manufacturing cost exceeds the average market selling price. For the years ended September 30, 2006, 2005 and 2004, the Company increased its inventory reserve by $0, $0 and $109,000, respectively, for the cost of the test strips, which is recorded as a component of cost of goods sold.

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

HEMOSENSE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

We offer an early payment discount to certain customers. We provide certain customers product return rights in limited circumstances. To date, we have experienced no product returns and have determined that a reserve for product returns is not necessary. Future changes in our experience with product returns may cause us to make changes in our reserve for product returns. Our inability to accurately estimate product returns in the future may cause us to defer recognition of revenue. We will, from time to time, provide free products to customers. The costs of these free products are charged to cost of goods sold.

Allowance for Doubtful Accounts

We analyze the collectibility of accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms in evaluating whether an allowance needs to be made during the period.

Research and development

Research and development costs are charged to operations as incurred and consist primarily of personnel costs, consultants and supplies.

Warranties

The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers replacement costs of defective meters and related test strips. The warranty period is one year. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated failure rates and replacement costs, and known design changes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseen changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the fiscal year ended September 30, 2006, 2005 and 2004 were as follows (in thousands):

Balance, September 30, 2003	$2

Accruals for warranties issued during the year	11
Settlement made in kind during the year	(7)

Balance, September 30, 2004	6
Accruals for warranties issued during the period	118
Settlement made in kind during the year	(65)

Balance, September 30, 2005	59
Accruals for warranties issued during the period	75
Settlement made in kind during the year	(85)

Balance, September 30, 2006	$49

HEMOSENSE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Advertising Expense

Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising cost were $400,000, $404,000 and $290,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including options, warrants and redeemable convertible preferred stock.

The following outstanding options, redeemable convertible preferred stock and warrants were excluded from the computation of diluted net loss per common share for the years presented because including them would have had an antidilutive effect (in thousands):

	Years Ended September 30,
	2006	2005	2004
Redeemable convertible preferred stock (as if converted)	—	—	5,909
Options to purchase common stock	1,247	1,028	817
Warrants to purchase redeemable convertible preferred stock	—	—	98
Warrants to purchase common stock	922	182	45

Accounting for stock-based compensation

Effective October 1, 2005, the Company adopted SFAS 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the beginning of the requisite service period, based on the fair value of the award and is expensed over the requisite service period, which is generally the vesting period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The options that were granted prior to the Company’s initial public offering, which was completed in July 2005, were valued using the minimum value method.

Periods prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures. The Company generally did not recognize employee stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

HEMOSENSE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Adoption of SFAS 123(R)

The effect of recording stock-based compensation for the year ended September 30, 2006 was as follows (in thousands, except per share data):

Research and development	$22
Sales and marketing	66
General and administrative	162

Total operating expense	250
Cost of goods sold	47

Total compensation expense	$297

Increase in basic and diluted net loss per share attributable to common stockholders	$(0.03)

Total stock-based compensation costs capitalized was $18,000 as of September 30, 2006.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options: During the fiscal year ended September 30, 2006, the Company granted approximately 437,000 stock options, with an estimated total grant-date fair value of $1.3 million. The Company estimated that the stock-based compensation for the awards not expected to vest was $202,000. The Company recorded stock-based compensation related to stock options of $297,000, for unvested options granted upon the adoption of SFAS 123(R).

Valuation Assumptions

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

Year Ended September 30, 2006
Expected volatility	58%
Risk-free interest rate	4.64%
Dividend yield	0%
Expected life (in years)	6.20
Fair value of options granted	$3.05

Proforma disclosure for year ended September 30, 2005 is not presented to illustrate the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock based compensation plans prior to the adoption because all stock options were granted prior to the Company’s initial public offering, which was completed in July 2005 and were valued using the minimum value method.

Expected Term: Due to insufficient historical information, given consideration to the contractual terms of the stock-based awards, the Company adopted the simplified method for estimating the expected term pursuant to Staff Accounting Bulletin No. 107 (“SAB 107”) to represent the period that the Company’s stock-based awards are expected to be outstanding.

HEMOSENSE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Expected Volatility: The fair value of stock-based payments made through the year ended September 30, 2006 were valued using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock prices and comparable companies.

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

Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers voluntary termination behavior.

Stock Option Activity

The following is a summary of options activities (amount in thousands, except per share amounts):

	Options Outstanding		Weighted Average Exercise Price
	Shares Available for Grant	Number of Shares
Balance as of September 30, 2005	42	1,028	$1.37
Increase in authorized shares	480	—	—
Granted	(437)	437	5.10
Cancelled	96	(96)	4.24
Exercised	—	(120)	0.78
Expired	2	(2)	4.58

Balance as of September 30, 2006	183	1,247	$2.50

The options outstanding and exercisable at September 30, 2006 were in the following exercise price ranges (amount in thousands, except per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 – 1.00	772	5.49	$0.80	$1,161	634	5.05	$0.80	$953
1.01 – 2.30	1	2.94	2.00	—	1	2.94	2.00	—
2.31 – 5.00	204	8.94	3.50	—	10	3.64	2.80	—
5.01 – 7.00	176	8.67	6.15	—	36	7.00	6.30	—
7.01 – 9.00	94	8.62	7.57	—	22	8.50	7.52	—

	1,247	6.74	$2.50	$1,161	703	5.24	$1.32	$953

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s ending stock price of $2.30 at September 30, 2006, which would have been received by the option holders had all option holders exercised their options at the period end. The total number of in-the-money options exercisable as of September 30, 2006 was 635,000 shares.

HEMOSENSE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Information regarding the Company’s stock options transactions for the year ended September 30, 2006 is presented below (in thousands, except for per options information):

Year Ended September 30, 2006
Total fair value of shares vested	$532
Total intrinsic value of options exercised	663
Total cash received from employees from exercises of options	93
Weighted average exercise price of options granted	$5.10

In connection with the above exercises, there was no tax benefit realized by the Company due to the Company’s current loss position. The Company issues new shares of common stock upon exercise of stock options.

A summary of the status of the Company’s non-vested shares as of September 30, 2006 and changes during the year ended September 30, 2006, is presented below (amount in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at September 30, 2005	422	$2.14
Granted	437	$5.10
Vested	(219)	$2.42
Cancelled	(96)	$4.24

Non-vested at September 30, 2006	544	$4.03

As of September 30, 2006, there was $1.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under both of the plans. The cost is expected to be recognized over a weighted average period of 3.3 years.

Comprehensive loss

Comprehensive loss is comprised of net loss and changes in unrealized losses on short-term investments. There were no material differences between net loss and comprehensive loss for the years ended September 30, 2006, 2005 and 2004.

Recent accounting pronouncements

In September 2006 the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FAS 157 will have a material effect on the company’s financial position, results of operations or cash flows.

In June 2006 the FASB issued interpretation 48 “accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 established the criterion that an individual tax position would have to meet for some or all of the benefits of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a material effect on the Company’s financial position, results of operations or cash flows.

HEMOSENSE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. Short Term Investments

The cost and fair market value of available-for-sale securities at September 30, 2006 are as follows (in thousands):

	Cost	Unrealized (Loss)	Fair Value	Maturity Date
Short-term marketable securities
Commercial paper	$7,941	$(2)	$7,939	October 2006 – February 2007

The cost and fair market value of available-for-sale securities at September 30, 2005 are as follows (in thousands):

	Cost	Unrealized (Loss)	Fair Value	Maturity Date
Short-term marketable securities
Commercial paper	$5,965	$(2)	$5,963	October 2005 – January 2006
Government agency	1,981	(1)	1,980	December 2005 – January 2006

	$7,946	$(3)	$7,943

4. Inventories

Inventories consist of the following (in thousands)

	September 30,
	2006	2005
Raw materials	$1,013	$881
Work-in-progress	1,156	1,138
Finished goods	562	725

	$2,731	$2,744

5. Plant Property and Equipment, net

Property and equipment consist of the following (in thousands):

	September 30,
	2006	2005
Lab equipment	$321	$326
Manufacturing equipment	2,238	2,112
Computer equipment	393	357
Furniture and equipment	225	217
Leasehold improvements	41	2
Equipment in progress	31	—

	3,249	3,014
Less accumulated depreciation and amortization	(2,748)	(2,502)

	$501	$512

HEMOSENSE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Included in property and equipment at September 30, 2006 and 2005 is equipment acquired under capital leases totaling $240,000 and related accumulated amortization of $240,000 and $229,000, respectively.

Depreciation expense for the years ended September 30, 2006, 2005 and 2004 was $335,000, $871,000 and $546,000, respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands)

	September 30,
	2006	2005
Payroll and related expenses	$663	$619
Consulting	354	119
Accrued inventory payables	345	244
Accrued marketing costs	121	47
Other liabilities	268	130

	$1,751	$1,159

7. Technology Licenses and Prepaid Royalties

Technology licenses consist of the following (in thousands):

	September 30,
	2006	2005
Dade Behring License	$1,245	$1,245
Inverness License	122	122

	1,367	1,367
Less: Accumulated amortization	(1,122)	(685)

	$245	$682

The licenses are amortized over their contractual lives of approximately 3-4 years. Amortization expense was $437,000, $438,000 and $247,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

Estimated amortization of the technology licenses are $196,000, $23,000, $23,000 and $3,000 for the years ending September 30, 2007, 2008, 2009 and 2010, respectively.

Prepaid royalties related to technology licenses consist of the following (in thousands):

	September 30,
	2006	2005
Dade Behring License	$—	$260
Inverness License	—	237

Total	$—	$497

In May 2003, the Company extended an existing non-exclusive Supply and License Agreement with Dade Behring Inc. (the “Dade Behring License”) to March 2007 in exchange for 787,919 shares of the Company’s Series C-1 preferred stock valued at $1.58 per share (Note 11). The Dade Behring License also provides for quarterly payment of royalties based on net revenue on certain product sales. In October 2006, the Company signed an amendment to the agreement which extends the expiration date to March 2008 for a one-time payment of $350,000 if payment is made by December 31, 2006 or $375,000 subsequent to December 31, 2006 but before March 5, 2007.

HEMOSENSE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In June 2004, the Company received a credit for prepayment of $1.0 million for future royalties under the Dade Behring License in exchange for 357,570 shares of the Company’s Series C-2 preferred stock valued at $565,000. The value of the preferred stock was capitalized as a royalty prepayment and was amortized to cost of goods sold as revenues are generated, subject to the terms of the royalty agreement. This prepaid royalty has been fully amortized during fiscal year 2006.

On April 29, 2003, Inverness Medical Switzerland GmbH ( “Inverness”) filed a complaint in the United States District Court for the District of Massachusetts, alleging that disposable test strips for the Company’s INRatio System infringes certain issued patents. Inverness sought monetary damages and injunctive relief. On July 16, 2004, a settlement and mutual release agreement was signed between the Company and Inverness whereby the Company received a fully paid up license to the Inverness patent (the “Inverness License”), subject to a royalty of 1.5% of sales, which is subject to a cap on aggregate royalties of $5.0 million commencing July 16, 2006 and issued to Inverness a secured subordinated note in the amount of $1.0 million as payment in lieu of any alleged past damages, costs, expenses and legal fees.

The total value of the note payable was estimated to be $459,000 (Note 8). Of this amount, $337,000 was accounted for as prepaid royalties which was amortized over the initial free period in the Inverness agreement. The remaining portion of $122,000 was accounted for as a technology license and is being amortized over the remaining life of the patent which ends in November 2009.

8. Borrowings

The Company’s borrowings consist of the following (in thousands):

	September 30,
	2006	2005
Lighthouse Capital loan payable	$4,139	$6,141
Inverness note payable net of unamortized discount	690	573

Total	$4,829	$6,714

Lighthouse Capital Loan Payable

In March 2004, the Company obtained a secured loan commitment of $7.5 million from partnerships of Lighthouse Capital. The Company was entitled to draw against the loan commitment through March 1, 2005. During the drawdown period interest was paid monthly a rate equal to prime plus 7.5% which was 12.0% at September 30, 2004. Beginning March 1, 2005, principal and interest payments are made over a 36 month period at a rate equal to 3.1% of the total amounts borrowed, based on prime of 4.0%, subject to adjustment as of this date due to changes in prime. A final payment, equal to 12.5% of the amounts borrowed is due March 1, 2008. The effective interest rate during the repayment period is 16.4%. In addition, the Company paid a facility fee of 1.0% per annum, quarterly, on the average unused portion of the loan through March 1, 2005. In March 2005, the Company had drawn down the entire $7.5 million and at September 30, 2006 had repaid $3.4 million. Future minimum payments under the secured loan are as follows (in thousands):

For the years ending September 30,
2007	$2,353
2008	1,786

Total	$4,139

HEMOSENSE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company is permitted to prepay the amounts borrowed for a fee of 2.0% to 3.0% of the outstanding loan balance.

In connection with the secured loan commitment, the Company issued a warrant to purchase shares of the Company’s Series C-2 Preferred Stock at an exercise price of $1.58 per share, which were subsequently exchanged for Series C-3 Preferred Stock. On July 1, 2005 the warrant to purchase preferred stock were converted to a warrant to purchase common stock of the Company. The number of shares underlying the warrant is based on the total amount drawn under the loan commitment. The warrant is immediately exercisable. As the Company draws against the loan commitment, the fair value of the warrant of $470,000 is recorded as an asset and amortized to interest expense over the life of the loan using the effective interest method. As of September 30, 2006, the warrant was exercisable into 118,670 shares.

The fair value of the warrants granted was estimated on the date of the grant using the following assumptions:

Risk-free interest rate	3.49% - 4.68%
Volatility	60%
Contractual life	7 years
Dividend yield	0%

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

9. Commitments and Contingencies

Capital Leases

The Company leases certain equipment under capital leases which expire through March 2008.

Future minimum lease payments under capital lease agreements are as follows (in thousands):

For the years ending September 30,
2007	$40
2008	17

Total minimum lease payments	57
Less: Amount representing interest	(4)

Present value of minimum lease payments	53
Less: Current portion of capital lease obligation	(37)

Long-term portion of capital lease obligation	$16

HEMOSENSE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Operating Leases

The Company rents its facility under a non-cancelable operating lease, which expires in April 2009, unless extended. Future minimum lease payments under the non-cancelable operating lease agreement are as follows (in thousands):

For the years ending September 30,
2007	$152
2008	162
2009	90

$404

Rent expense for the years ended September 30, 2006, 2005 and 2004 was $152,000, $143,000 and, $189,000, respectively.

The Company rents office equipment under non-cancelable operating leases which expires in July 2009 and December 2010 unless extended. Future minimum payments under the non-cancelable operating leases agreement are as follows (in thousands):

For the years ending September 30,
2007	$30
2008	30
2009	29
2010	15
2011	4

$108

Purchase Commitments

At September 30, 2006 the Company has $3.0 million of cancelable purchase commitments and $1.9 million of non-cancelable purchase commitments.

Indemnifications

The Company has entered into indemnification agreements with each officer and director. Also in the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

Legal

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

HEMOSENSE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Redeemable Convertible Preferred Stock

On July 1, 2005 in conjunction with our initial public offering the Company converted 21,956,251 shares of redeemable convertible preferred stock into 5,489,045 share of common stock. On February 7, 2005 we converted 3,803,758 shares of preferred stock into 190,185 shares of commons stock. As of September 30, 2006 there is no preferred stock outstanding.

11. Stockholders’ Equity (Deficit)

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock. The board of directors has authority to issue the preferred stock in one or more series and to fix the price, rights preferences, privileges and restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company’s stockholders. In accordance with the Company’s stockholder rights plan, 25,000 shares of the preferred stock have been designated as Series A participating preferred stock. None of the shares of Series A participating preferred stock were issued and outstanding as of September 30, 2006.

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

Private offering

On November 4, 2005 we closed a private equity offering of 1,481,482 shares of our common stock at $6.75 per share and issued warrants to purchase 740,741 shares of our common stock at $8.165 per share which warrants expire on November 4, 2010, unless previously exercised. Gross proceeds from the offering were $10.0 million. Total expenses from the offering were approximately $860,000 which included underwriting commissions of $600,000.

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

HEMOSENSE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Common Stock Warrants

Common stock warrants outstanding as of September 30, 2006 are as follows:

	Date of Issuance	Number of Warrants Issued	Exercise Price	Expiration Date
Private stock offering	November 2005	740,741	$8.17	November 2010
Loan agreement	March 2004	118,670	$6.32	March 2011
Notes Payable	April 2005	54,542	$5.50	April 2010
Equipment Financing agreement	July 2003	8,307	$6.32	July 2010

Total		922,260

As of September 30, 2006, all of these warrants were vested and none have been exercised.

In November 2005, in conjunction with the Company’s private stock offering, the Company issued warrants to purchase 740,741 shares of the Company’s common stock at an exercise price of $8.17 per share. The warrants are immediately vested and exercisable. The fair value of the warrants was recorded to equity and was determined using the Black-Scholes model with the following assumptions:

Risk-free interest rate	4.56%
Volatility	60%
Contractual life	5 Years
Dividend yield	0%

In April 2005 in connection with a notes payable agreement, the Company issued warrants to purchase 54,542 shares of common stock at $5.50 per share. The warrants are immediately vested and exercisable. The fair value of the warrants of approximately $149,000 was recorded as an issuance cost and was completely amortized as interest expense in fiscal 2005.

In July 2003, in conjunction with an equipment financing agreement, the Company issued warrants to purchase 8,307 shares of the Company’s common sock. These warrants are immediately vested and exercisable. The fair value of the warrants of approximately $24,000 was recorded as debt issuance cost and was completely amortized to interest expense upon the final payment of the financing agreement.

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

HEMOSENSE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Activity under both plans is as follows (in thousands except weighted average exercise price):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2003	9	596	$0.93
Additional shares authorized	262	—
Options granted	(313)	313	$0.80
Options cancelled	92	(92)	$0.83

Balance, September 30, 2004	50	817	$0.89
Additional shares authorized	238	—	—
Options granted	(377)	377	$2.30
Options exercised	—	(35)	$1.00
Options cancelled	131	(131)	$1.14

Balance, September 30, 2005	42	1,028	$1.37
Additional shares authorized	480	—	—
Options granted	(437)	437	$5.10
Options exercised	—	(120)	$0.78
Options expired	2	(2)	$4.58
Options cancelled	96	(96)	$4.24

Balance, September 30, 2006	183	1,247	$2.50

The options outstanding and exercisable by exercise price at September 30, 2006 are as follows (in thousands, except per share amounts):

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercisable Price
$0.00 - $1.00	772	5.49	634	$0.80
$1.01 - $2.30	1	2.94	1	$2.00
$2.31 - $5.00	204	8.94	10	$2.80
$5.01 - $7.00	176	8.67	36	$6.30
$7.01 - $9.00	94	8.62	22	$7.52

	1,247	6.74	703	$1.32

HEMOSENSE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The options outstanding and exercisable by exercise price at September 30, 2005 are as follows (in thousands, except per share amounts):

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercisable Price
$0.10 - $0.70	34	2.23	34	$0.62
$0.70 - $0.80	896	7.87	559	$0.80
$0.80 - $2.00	2	3.97	2	$2.00
$2.00 - $3.00	11	4.12	11	$2.80
$3.00 - $7.00	27	9.65	—	$0.00
$7.01 - $8.00	39	9.83	—	$0.00
$8.00 - $9.00	19	9.85	—	$0.00

	1,028	7.80	606	$0.83

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

14. Income Taxes

A reconciliation of income taxes at the statutory federal income tax rate to income tax expense in the statement of operations is as follows (in thousands):

	2006	2005	2004
Pretax earnings	$(10,885)	$(11,746)	$(10,261)

Tax at federal statutory rate	(3,701)	(3,993)	(3,489)
State, net of federal benefit	(454)	(697)	(428)
Disqualifying stock dispositions	(168)	—	—
Research and development credit	(112)	(92)	17
State tax rate change	258	—	—
Other	253	(135)	(245)

	(3,924)	(4,917)	(4,145)
Valuation allowance	3,924	4,917	4,145

Provision for taxes	$—	$—	$—

At September 30, 2006, the Company had net operating loss carryforwards of approximately $56.4 million and $49.5 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal net operating loss carryforwards will expire between tax years, 2016 and 2026. State net operating loss carryforwards will expire between tax years 2005 and 2016.

The Company also has research and development tax credit carryforwards of approximately $811,000 and $892,000 for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards expire in 2018. The state tax credits can be carried forward indefinitely.

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

Deferred tax assets consist of the following (in thousands):

	Year Ended September 30,
	2006	2005
Deferred tax assets
Fixed assets	$185	$280
Reserves and accruals	463	582
Net operating loss carryforwards	21,755	17,812
Research and development credits	1,483	1,288

	23,886	19,962
Less: Valuation allowance	(23,886)	(19,962)

	$—	$—

The Company has established a 100% valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Annually, management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable the valuation allowance will be reduced.

15. Related Party Transactions

During the year ended September 30, 2004, the Company paid Innovative Medical Products GmbH (“IMed Pro”), a service company in Germany affiliated with Gregory Ayers, a Board Member, $560,000 for distribution services. The agreements between the Company and IMed Pro were terminated effective January 1, 2005. Since January 2005 I-Med-Partner GmbH (“IMedPartner”) has served as a distributor in Germany and purchased $416,000 and $580,000 of product in fiscal years 2005 and 2006, respectively. IMed Pro is a shareholder of IMedPartner.

Edward Brennan, Ph.D., one of the Company’s directors, has provided consulting services to the Company not directly related to his service as a board member. During the past three fiscal years, payments were made to Dr. Brennan of $0 in 2006, $23,000 in 2005 and $58,750 in 2004 for these consulting services.

The Company paid Dade Behring Inc., a stockholder which had a representative on the Company’s Board of Directors, $102,000 of license royalties for the year ended September 30, 2004. Also, as discussed in Note 7, in June 2004, the Company issued 357,570 shares of preferred stock valued at $565,000 to Dade Behring Inc. for the prepayment of $1.0 million of future license royalties.

HEMOSENSE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

16. Segment Information

The Company derives significant revenue from outside the United States, primarily in Europe. Revenue by geographic areas, based on the customer shipment location, was as follows (in thousands):

	Years Ended September 30,
	2006	2005	2004
United States	$13,280	$6,473	$2,556
Germany	1,001	1,227	556
Spain	968	564	—
Other	1,008	504	138

	$16,257	$8,768	$3,250

17. Subsequent Events

In December 2006, the Company signed an $8.0 million extension in senior loan financing by expanding an existing growth capital agreement with Lighthouse Capital. The Company is entitled to draw against the loan commitment through December 1, 2007. During the drawdown period interest will be paid monthly at a rate equal to prime plus 2.0%. The prime rate was 8.25% at December 6, 2006. Beginning December 1, 2007, principal and interest payments are made over a 36 month period at a rate equal to 3.2% of the total amounts borrowed, based on prime of 8.25%, subject to adjustment as of this date due to changes in prime. A final payment, equal to 12.0% of the amounts borrowed is due December 1, 2011. The effective interest rate during the repayment period is 16.0%. The Company will not pay any facility fee on the average unused portion of the loan through December 1, 2007.

In December 2006, in connection with the Company’s secured loan commitment, the Company issued a warrant to purchase 301,507 shares of the Company's common stock at an exercise price of $3.98 per share. The number of shares underlying the warrant is based on the total potential additional loan amount under the loan commitment. The warrant is immediately exercisable.

In December 2006, the Company closed a private equity offering of 1,772,151 shares of the Company’s common stock at $3.95 per share. Gross proceeds from the offering were $7.0 million.

On November 29, 2006, the United States Food and Drug Administration, or the FDA, issued a Warning Letter to the Company. The Warning Letter was issued by the FDA as a follow-up to the Company’s responses to an FDA Form 483 notice of inspectional observations relating to the FDA inspection of the Company from May 15 through July 13 of this year. The Warning Letter indicates among other things that the FDA believes the Company’s responses were insufficient because they did not include analysis of root cause and because the Company’s corrective and preventive actions to address the specific observations have not yet been completed. The Company is in the process of preparing a further written response to the FDA to address these concerns.

SCHEDULE II

HEMOSENSE, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charges to Expense	Write-Offs Net of Recoveries	Balance at End of Period
Accounts receivable reserve
Year ended September 30, 2004	$—	—	—	$—
Year ended September 30, 2005	$—	106	(35)	$71
Year ended September 30, 2006	$71	201	(262)	$10
Inventory reserve
Year ended September 30, 2004	$89	109	(29)	$169
Year ended September 30, 2005	$169	138	(299)	$8
Year ended September 30, 2006	$8	108	(116)	$—
Deferred Tax Valuation Allowance
Year ended September 30, 2004	$10,900	4,145	—	$15,045
Year ended September 30, 2005	$15,045	4,917	—	$19,962
Year ended September 30, 2006	$19,962	3,924	—	$23,886

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2006 fiscal year, or the 2007 Proxy Statement.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

PART IV

ITEM 15: EXHIBIT INDEX

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits.

3.2*	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.4*	Form of Amended and Restated Bylaws as currently in effect.

4.1*	Specimen Common Stock Certificate.

4.2*	Amended and Restated Investor Rights Agreement dated February 7, 2005 by and among the Company and certain of its stockholders.

4.3**	Form of Securities Purchase Agreement dated November 1, 2005 by and between the Company and each of the investors in its 2005 private placement.

4.4**	Form of Warrant to Purchase Common Stock.

10.1*	Form of Indemnification Agreement by and between the Company and each of its directors and officers.

10.2*	1997 Stock Plan, as amended.

10.3*	2005 Equity Incentive Plan.

10.4*	Lease by and between the Company and Montague Oaks Associates Phase I & II dated February 11, 2004.

10.5†*	Physician Plus Agreement dated August 15, 2004 by and between the Company and Cardinal Health 200, Inc., as amended.

10.6†*	Distribution Agreement dated June 30, 2004 by and between the Company and Medline Industries, Inc.

10.7†*	Amended and Restated Distribution Agreement dated March 1, 2005 by and between the Company and Quality Assured Services, Inc.

10.8†*	INR PST Supplier Agreement dated April 2, 2004 by and between the Company and Raytel Cardiac Services.

10.9†*	Manufacture and Supply Agreement dated March 7, 2005 by and between the Company and Haematologic Technologies, Inc.

10.10†*	Professional Service Agreement dated October 29, 2003 by and between the Company and Plexus Services Corp.

10.11†*	Supply and License Agreement dated March 5, 1999 by and between the Company and Dade Behring Inc., as amended.

10.12*	Loan and Security Agreement No. 3821 dated March 5, 2004 by and between the Company and Lighthouse Capital Partners V, L.P., as amended

10.13*	Settlement Agreement and Mutual Release dated July 16, 2004 by and between the Company and Inverness Medical Switzerland GmbH.

10.14*	Consulting Agreement dated May 17, 2002 by and between the Company and Innovative Medical Product Consultants, GmbH.

10.15*	Non-Exclusive Sales Representative and Services Agreement dated November 12, 2002 by and between the Company and Innovative Medical Product Consultants, GmbH.

10.16†*	Distribution Agreement dated April 1, 2003 by and between the Company and Inamed KG.

10.17*	Employment Agreement dated June 3, 2002 by and between the Company and James D. Merselis.

10.18*	Form of Change of Control Severance Agreement by and between the Company and its officers.

10.19*	Consulting Agreement dated May 6, 2003 by and between the Company and Edward F. Brennan.

10.20*	Amended and Restated Employment Agreement by and between the Company and James D. Merselis effective as of June 1, 2005.

10.21*	Amended and Restated Management Retention Plan.

10.22*	Form of Employment Agreement by and between the Company and its officers.

10.23†*	Letter Agreement by and between the Company and I-Med-Partner GmbH effective as of January 1, 2005.

10.24***	Packaging Agreement dated as of March 30, 2006 by and between the Company and J-PAC, LLC.

10.25****	Manufacturing Services Agreement, Dated May 25, 2006, by and between the Company and Flextronics International USA, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 76)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-123705), which was declared effective on June 28, 2005.
**	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2005.
***	Incorporated by reference from our Quarterly Report on Form 10-Q dated May 11, 2006.
****	Incorporated by reference from our Quarterly Report on Form 10-Q dated August 11, 2006.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMOSENSE, INC.

By:	/s/ JAMES MERSELIS
James Merselis
President, Chief Executive Officer and Director

Date: December 26, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Merselis and Gordon Sangster, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES MERSELIS (James Merselis)	President, Chief Executive Officer and Director (Principal Executive Officer)	December 26, 2006

/s/ GORDON SANGSTER (Gordon Sangster)	Vice President of Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	December 26, 2006

/s/ EDWARD F. BRENNAN (Edward F. Brennan, Ph.D)	Director	December 26, 2006

/s/ GREGORY M. AYERS (Gregory M. Ayers, M.D., Ph.D)	Director	December 26, 2006

/s/ RICHARD P. POWERS (Richard P. Powers)	Director	December 26, 2006

/s/ HARVEY SCHLOSS (Harvey Schloss)	Director	December 26, 2006

/s/ ROBERT D. ULRICH (Robert D. Ulrich, Ph.D)	Director	December 26, 2006

/s/ KURT C. WHEELER (Kurt C. Wheeler)	Director	December 26, 2006