Form 10-Q
period 2006-12-31
HEMOSENSE INC
filed 2007-02-13
CIK 1127393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 1, 2007 13,082,590 shares of the registrant’s common stock were outstanding.

HEMOSENSE, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

HEMOSENSE, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except per share and share data)

	December 31, 2006	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$9,529	$1,789
Short term investments	9,839	7,939
Accounts receivable, net	3,770	3,148
Prepaid expenses and other current assets	1,689	371
Inventories, net	3,373	2,731

Total current assets	28,200	15,978
Property and equipment, net	682	501
Technology licenses, net	485	245
Other assets	125	126

Total assets	$29,492	$16,850

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,168	$1,142
Accrued expenses and other liabilities	2,329	1,751
Capital lease, current portion	30	37
Borrowings, current portion	2,555	2,353

Total current liabilities	7,082	5,283

Capital lease, net of current portion	11	16
Borrowings, net of current portion	6,763	2,476
Other long term liabilities	392	398

Total liabilities	14,248	8,173

Stockholders’ equity:

Common stock, $0.001 par value; Authorized: 50,000,000 shares; Issued and outstanding: 13,073,789 and 11,206,107 at December 31, 2006 and September 30, 2006, respectively	13	11
Additional paid-in capital	74,732	66,739
Accumulated other comprehensive loss	(2)	(2)
Accumulated deficit	(59,499)	(58,071)

Total stockholders’ equity	15,244	8,677

Total liabilities and stockholders’ equity	$29,492	$16,850

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEMOSENSE, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended December 31,
	2006	2005
Revenue	$6,738	$3,436
Cost of goods sold	4,138	2,331

Gross profit	2,600	1,105

Operating expenses:
Research and development	586	477
Sales and marketing	2,108	1,832
General and administrative	1,114	939

Total operating expenses	3,808	3,248

Loss from operations	(1,208)	(2,143)
Interest income	139	145
Interest & other expense, net	(359)	(328)

Net loss	$(1,428)	$(2,326)

Net loss per share:
Basic and diluted	$(0.12)	$(0.22)

Shares used to compute net loss per share:
Basic and diluted	11,621	10,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEMOSENSE, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,428)	$(2,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192	198
Amortization of debt issuance costs	92	43
Provision for inventories	95	123
Provision for doubtful accounts	21	—
Amortization of prepaid royalties	—	214
Accrued interest on note payable	43	27
Stock compensation cost	124	38
Changes in current assets and liabilities:
Accounts receivable	(643)	(609)
Prepaid expenses and other assets	(509)	13
Inventories	(797)	(509)
Accounts payable	1,026	(96)
Accrued expenses and other liabilities	572	33

Net cash used in operating activities	(1,212)	(2,851)

Cash flows from investing activities:
Proceeds from sale of short term investments	5,670	5,898
Purchase of short term investments	(7,570)	(12,044)
Acquisition of technology license	(350)	—
Acquisition of property and equipment	(208)	(66)

Net cash used in investing activities	(2,458)	(6,212)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,938	9,142
Proceeds from exercise of warrants and options	38	19
Principal payments on capital lease obligation	(12)	(8)
Proceeds from borrowing	5,000	—
Repayment of borrowings	(554)	(471)

Net cash provided by financing activities	11,410	8,682

Net increase (decrease) in cash and cash equivalents	7,740	(381)
Cash and cash equivalents at beginning of period	1,789	3,598

Cash and cash equivalents at end of period	$9,529	$3,217

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements including accounting for stock-based compensation in accordance with statement of Financial Accounting Standards, No. 123(R), which was adopted October 1, 2005, and has been consistently applied in both fiscal year 2006 and the first quarter of fiscal 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the financial statements, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period. Further, the preparation of unaudited condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. Actual results could differ from those estimates. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three month period ended December 31, 2006 are not necessarily indicative of the results for the year ending September 30, 2007 or any future interim period.

2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended September 30, 2006, which was filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not materially changed since September 30, 2006.

3) Inventories

The components of inventories are as follows (in thousands):

	December 31, 2006	September 30, 2006
Raw materials	$1,559	$1,013
Work-in-process	737	1,156
Finished goods	1,077	562

	$3,373	$2,731

4) Warranty Reserve

The Company records an accrual for estimated warranty costs when revenue is recognized. The warranty covers replacement costs of defective meters and related test strips. The warranty period is generally one year. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated failure rates and replacement costs, and known design changes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseen changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the three month period ended December 31, 2006 and December 31, 2005, were as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Balance, at the beginning of the period	$49	$59
Accruals and charges for warranty for the period	89	18
Cost of repairs and replacements	(60)	(14)

Balance, at the end of the period	$78	$63

5) Stockholders’ Equity

Changes in the Company’s stockholders’ equity during the three month period ended December 31, 2006 were as follows (in thousands):

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance 9/30/06	11,206	$11	$66,739	$(2)	$(58,071)	$8,677
Options exercised	46		38			38
Stock issuance	1,772	2	6,936			6,938
Restricted stock issuance	50	—	—			—
Issuance of warrants	—		900			900
Stock based compensation	—		119			119
Net Loss					(1,428)	(1,428)

Balance 12/31/06	13,074	$13	$74,732	$(2)	$(59,499)	$15,244

In December 2006, the Company closed a private equity offering of 1,772,151 shares of the Company’s common stock at $3.95 per share. Gross proceeds from the offering were approximately $7.0 million. Total expenses related to the offering were approximately $62,000 and there were no underwriting discounts, commissions or warrants.

6) Extension in Senior Loan Financing

On December 6, 2006, the Company signed an $8.0 million extension in its senior loan financing by expanding an existing growth capital agreement with Lighthouse Capital Partners, L. P. The Company is entitled to draw against the loan commitment through December 1, 2007. During December 2006, $5.0 million was drawn against this facility. During the drawdown period interest will be paid monthly at a rate equal to prime, which was 8.25% at December 6, 2006, plus 2.0% for an effective rate of 10.25%. Beginning December 1, 2007, principal and interest payments are made over a 36 month period at a rate equal to 3.2% of the total amounts borrowed. Interest payments are based on prime of 8.25%, which is subject to adjustment for changes in prime until December 1, 2007. A final payment, equal to 12.0% of the amounts borrowed is due December 1, 2011. The effective interest rate during the life of the loan is estimated to be 13.2%.

On December 6, 2006, in connection with the Company’s secured loan commitment, the Company issued warrants to purchase 301,507 shares of the Company's common stock at an exercise price of $3.98 per share. The number of shares underlying the warrants was based on the total loan facility of $8.0 million. The warrants are immediately exercisable. The warrants are accounted for as equity in accordance with EITF 00-19. The fair value of the warrants of $900,000 has been treated as a commitment fee and included in other assets and is being amortized to interest expense over the period of the loan facility ending December 1, 2007.

The fair value of the warrants granted was estimated on the date of the grant using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	4.44%
Volatility	71%
Contractual life	7 years
Dividend yield	0%

7) Stock-Based Compensation

Stock Option Plans

1997 Stock Option Plan

In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), as amended, under which 1.1 million shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. Options granted under the 1997 Plan may be designated as either incentive stock options or non-statutory stock options. Stock purchase rights could also be granted under the 1997 Plan. Incentive stock options could only be granted to employees. Options granted or stock purchased under the 1997 Plan must become exercisable or the Company’s right to repurchase must lapse no less than 20% after one year and ratably over 4 years thereafter. In addition, as of December 31, 2006 there were 111,400 unvested shares underlying stock options granted under the 1997 Plan to certain employees and directors in which the vesting will fully accelerate upon the occurrence of a change in control. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% and 85%, respectively, of the fair value per share of the Company’s common stock on the grant date, as determined by the Company’s board of directors. The term of the options is ten years. Since the implementation of the 2005 Equity Incentive Plan, no additional options will be granted from the 1997 Plan and the 1997 Plan will terminate when all the shares have been either exercised, cancelled or expire.

2005 Equity Incentive Plan

In March 2005, the Company’s board of directors and stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), which became effective upon completion of the Company’s initial public offering on July 1, 2005. As of December 31, 2006 there were 507,459 unvested shares underlying stock options granted under the 2005 Plan to certain employees and directors in which the vesting will fully accelerate upon the occurrence of a change in control. The Company has reserved a total of 1,090,000 shares of its common stock for issuance under the 2005 Plan, 593,000 shares of which are available for future grant. In addition, any unused shares in or any unvested shares under the 1997 Plan as of the effective date of the Company’s initial public offering were added to the 2005 Plan.

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

Adoption of SFAS 123(R)

The effect of recording stock-based compensation for the three months ended December 31, 2006 and December 31, 2005 was as follows (in thousands, except per share amounts):

	For the Three Months Ended December 31,
	2006	2005
Research and development	$5	$3
Sales and marketing	26	12
General and administrative	58	23

Total operating expense	89	38
Cost of goods sold	35	—

Total compensation expense	$124	$38

Increase in basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.00)

Total stock-based compensation cost capitalized to inventory was $30,000 and $10,000 as of December 31, 2006 and December 31, 2005, respectively.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options: During the three months ended December 31, 2006, the Company granted approximately 161,000 stock options with an estimated total grant-date fair value of $373,000. The Company estimated that the stock-based compensation for the awards not expected to vest was $74,000 for those stock options granted during the three months ended December 31, 2006. During the three months ended December 31, 2006, the Company recorded stock-based compensation related to stock options of $114,000.

Restricted Stock Grants: During the three months ended December 31, 2006 the Company issued 50,000 restricted stock grants with an estimated total value of $245,000. During the three months ended December 31, 2006 the Company recorded stock-based compensation related to restricted stock grants of $10,000. The restricted stock grants vest monthly over a four year period. The Company has the right to repurchase all unvested shares relating to any restricted stock grant if the employee discontinues their employment with the Company.

Valuation Assumptions: In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Expected volatility	61%	60%
Risk free interest rate	4.56%	4.31%
Dividend yield	0.0%	0.0%
Expected term	6.25 Years	6.25 Years
Weighted average fair value of options granted	$2.32	$4.62

Expected Volatility: The fair value of stock-based payments made through the quarter ended December 31, 2006 were valued using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock prices and comparable companies.

Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury constant maturities with a maturity approximately equivalent to the life of the stock option.

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

Stock Option Activity

The following is a summary of options activities (amount in thousands, except per share amounts):

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance as of September 30, 2006	183	1,247	$2.50
Increase in authorized shares	560	—	—
Granted	(161)	161	3.78
Cancelled	40	(40)	3.86
Exercised	—	(46)	0.83
Expired	21	(21)	2.00
Restricted stock granted	(50)	—	—

Balance as of December 31, 2006	593	1,301	$2.69

The options outstanding and exercisable at December 31, 2006 were in the following exercise price ranges (amount in thousands, except per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.00 – 2.00	700	5.7	$0.80	$2,379	596	6.3	$0.80	$2,029
2.01 – 3.00	121	9.3	2.76	173	10	3.9	2.78	14
3.01 – 4.20	204	9.7	4.03	35	6	8.6	3.95	1
4.21 – 6.00	98	9.3	5.56	—	15	9.1	6.00	—
6.01 – 7.00	93	8.5	6.34	—	23	8.2	6.47	—
7.01 – 9.00	85	8.4	7.59	—	32	7.9	7.56	—

	1,301	7.3	$2.69	$2,587	682	6.5	$1.48	$2,044

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s ending stock price of $4.20 at December 31, 2006, which would have been received by the option holders had all option holders exercised their options at the period end. The total number of in-the-money options exercisable as of December 31, 2006 was 612,000 shares.

Information regarding the Company’s stock options transactions for the three months ended December 31, 2006 and December 31, 2005 is presented below (in thousands except for per options information):

	Three Months Ended December 31,
	2006	2005
Total fair value of shares vested	$157	$25
Total intrinsic value of options exercised	$136	$34
Total cash received from employees from exercises of options	$38	$19
Weighted average exercise price of options granted	$3.78	$7.47

In connection with the above exercises, there was no tax benefit realized by the Company due to the Company’s current loss position. The Company issues new shares of common stock upon exercise of stock options.

A summary of the status of the Company’s non-vested shares as of December 31, 2006 and changes during the three month period ended December 31, 2006, is presented below (amount in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at September 30, 2006	544	$4.03
Granted	161	$3.78
Vested	(46)	$3.42
Cancelled	(40)	$3.86

Non-vested at December 31, 2006	619	$4.02

As of December 31, 2006, there was $1.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under both of the plans. The cost is expected to be recognized over a weighted average period of 3.8 years.

8) Net Loss Per Share

Basic earnings per share is computed by dividing net loss (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during a period, if dilutive.

The following outstanding options and warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended December 31,
	2006	2005
Options to purchase common stock	1,301	1,047
Warrants to purchase common stock	1,224	922

9) Contingencies

On December 18, 2006, HemoSense provided Medline Industries, Inc. (”Medline”), a United States distributor of certain HemoSense products, with a notice of termination of the parties’ distribution agreement pursuant to certain termination provisions in that agreement. On January 10, 2007, HemoSense informed Medline that it was withdrawing its notice of termination related to Medline’s non-payment of past due invoices but that the other grounds for termination set forth in HemoSense’s notice of termination were not being withdrawn. On January 11, 2007, Medline sent a letter to HemoSense attaching a demand for arbitration which Medline stated it had filed with the American Arbitration Association (“AAA”). The demand for arbitration states that Medline is seeking damages in excess of $250,000 related to a purported breach of the parties’ distribution agreement. HemoSense has received notice from AAA that a demand for arbitration has been filed.

The Company believes it has meritorious defenses to such claims. The Company intends to vigorously defend against the Complaint. Additionally, the Company is subject to various legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the Company’s financial position, results of operations or cash flows.

10) Segment Reporting

The Company derives significant revenue from outside the United States, primarily in Europe. Revenue by geographic area, based on the customer shipment location, was as follows, (in thousands):

	Three Months Ended December 31,
Revenue by Geographic Area	2006	2005
United States	$5,925	$2,817
Spain	448	168
Other	365	451

Total revenue	$6,738	$3,436

11) Recent Accounting Pronouncements

In September 2006 the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FAS 157 will have a material effect on the company’s financial position, results of operations or cash flows.

In June 2006 the FASB issued interpretation 48 “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 established the criterion that an individual tax position would have to meet for some or all of the benefits of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those regarding anticipated growth or expansion of our business, expansion of reimbursement, our ability to achieve cost reductions and increases in production volumes, increases in gross margin, increases in research and development and sales and marketing expenses over the course of the next fiscal year, decreases in general and administrative expenses over the course of the next fiscal year, and the sufficiency of our cash to fund our operations for the next twelve months. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified Part II, Item 1A, “Risk Factors.” This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with our Annual Report on Form 10-K for the year ended September 30, 2006.

Overview

We are a point-of-care diagnostic healthcare company and currently we develop, manufacture and sell easy-to-use, handheld blood coagulation monitoring systems for use by patients and healthcare professionals in the management of warfarin medication. Our product, the INRatio System, measures the patient's blood clotting time to ensure that patients with a propensity to form clots are maintained within the therapeutic range with the proper dosage of oral anticoagulant therapy. Our system is 510(k) cleared by the FDA for use by healthcare professionals as well as for patient self-testing. Our system is also CE marked in Europe which is a mandatory European marking for certain product groups to indicate conformity with health and safety standards. The INRatio System is targeted to both the professional, or point-of-care, market as well as the patient self-testing market, the latter being an opportunity that has emerged primarily following the establishment of Medicare reimbursement in 2002 for mechanical heart valve patients.

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

The manufacturing cost structure for our test strips currently includes a large component of fixed costs which is being spread over production that has not been maximized. Increases in production volume will be a significant factor for cost reduction for our test strips. We did not achieve a positive gross margin until the fourth quarter of fiscal year 2005 and our gross margin in fiscal year 2006 was 27%. We believe continuing volume increases and process improvements will sustain and enhance cost reductions for our products in the future.

Results of Operations

The following table sets forth our results of operations (in thousands) expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,				Amount of Increase (Decrease)	Percent Increase (Decrease)
	2006		2005
	Amount	% of Sales	Amount	% of Sales
Revenue	$6,738	100%	$3,436	100%	$3,302	96%
Cost of goods sold	4,138	61	2,331	68	1,807	78

Gross profit	2,600	39	1,105	32	1,495	135

Operating expenses
Research and development	586	9	477	14	109	23
Sales and marketing	2,108	31	1,832	53	276	15
General and administrative	1,114	17	939	27	175	19

Total operating expenses	3,808	57	3,248	94	560	17

Loss from operations	(1,208)	(18)	(2,143)	(62)	935	(44)

Interest income	139	2	145	4	(6)	(4)

Interest and other expense, net	(359)	(5)	(328)	(10)	(31)	(9)

Net loss	$(1,428)	(21)%	$(2,326)	(68)%	$898	39%

Revenue. For the three months ended December 31, 2006, revenue increased $3.3 million, or 96%, to $6.7 million from $3.4 million for the three months ended December 31, 2005. The revenue increase, both in the United States and internationally, was primarily attributed to an increase in sales by our distribution partners in the markets they serve. Additionally two of our major competitors have been temporarily limited in their ability to sell into our markets, which also increased our revenue. The increase in sales was due primarily to the sale of test strips which increased $2.7 million, or 129%, from $2.1 million for the three months ended December 31, 2005 to $4.8 million for the three months ended December 31, 2006. Meters and accessories revenue increased $611,000, or 45%, to $1.9 million for the three months ended December 31, 2006 as compared to $1.4 million for the three months ended December 31, 2005. We anticipate revenue for all products to increase over the balance of the current fiscal year as we continue to penetrate the worldwide markets for our products.

Cost of Goods Sold. Cost of goods sold increased $1.8 million, or 78%, to $4.1 million for the three months ended December 31, 2006 from $2.3 million for the three months ended December 31, 2005. Most of the increase related to increased product revenue shipments for the three months ended December 31, 2006 compared to the same period last year. Gross profit was 39% and 32% for the three months ended December 31, 2006 and December 31, 2005, respectively. The improvement in gross profit was attributed to increased production volume and process improvements for test strips offset by increased stock compensation. For the balance of the fiscal year we expect the cost of goods sold to increase in total but to decrease as a percentage of revenue due to continued product cost reductions and improved production processes.

Research and Development Expenses. Research and development expenses increased $109,000, or 23%, to $586,000 for the three months ended December 31, 2006 from $477,000 for the three months ended December 31, 2005. The increase was primarily attributable to $80,000 increased costs for consultants relating to the design of a next generation of INRatio meter. Additionally, increased laboratory supplies and clinical trials costs resulted in $50,000 of additional expenses. As a percent of total revenue, research and development expenses decreased to 9% for the three months ended December 31, 2006 from 14% for the three months ended December 31, 2005 mainly due to the timing in the product development cycle and significant increases in revenue as compared to the same period in the prior year. Over the remainder of the fiscal year we expect research and development expenses to increase as new initiatives are continued. As a result, there may be an increase in overall research and development expenses but a reduction as the percentage of total revenue over the balance of fiscal year 2007.

Sales and Marketing Expenses. Sales and marketing expenses increased $276,000, or 15%, to $2.1 million for the three months ended December 31, 2006 from $1.8 million for the three months ended December 31, 2005. The increase was primarily attributable to $180,000 for payroll and benefits costs for additional personnel used in both the field and support functions. Additionally, product marketing costs increased $69,000 as the efforts to promote our product expanded. As a percent of total revenue, sales and marketing expenses decreased to 31% for the three months ended December 31, 2006 from 53% for the three months ended December 31, 2005 primarily due to our increased revenue. We expect sales and marketing spending to increase over the balance of fiscal year 2007 but to decrease as a percentage of revenue.

General and Administrative Expenses. General and administrative expenses increased $175,000 to $1.1 million for the three months ended December 31, 2006 from $939,000 for the three months ended December 31, 2005 due mainly to consultants and outside professional services, including legal and accounting, which increased $150,000. In addition, there was an increase in stock compensation. As a percent of total revenue, general and administrative expenses decreased to 17% for the three months ended December 31, 2006 from 27% for the three months ended December 31, 2005. We expect general and administrative expenses to increase over the balance of fiscal year 2007 but to decrease as a percentage of revenue.

Interest Income. Interest income decreased by $6,000 from $145,000 for the three months ended December 31, 2005 to $139,000 for the three months ended December 31, 2006. The decrease related to decreased funds invested over the quarter. Over the balance of the fiscal year we expect interest income to increase in total as the proceeds from our debt and equity financing are invested into marketable securities.

Interest and Other Expense, net. Interest and other expense, net increased $31,000, or 9%, to $359,000 for the three months ended December 31, 2006 from $328,000 for the three months ended December 31, 2005. The increase relates to the amortization of the cost of warrants issued in connection with our debt line facility in December 2006. We expect interest and other expenses to increase during fiscal year 2007 due to the increased interest cost of our new debt.

Liquidity and Capital Resources

Cash flow information for the three months ended December 31, 2006 and December 31, 2005 was as follows (in thousands):

	December 31, 2006	December 31, 2005
Cash, cash equivalents and short term investments	$19,368	$17,296

Net cash used in operating activities	$(1,212)	$(2,851)
Net cash used in investing activities	(2,458)	(6,212)
Net cash provided by financing activities	11,410	8,682

Net increase (decrease) in cash and cash equivalents	$7,740	$(381)

Since our inception, our operations have been primarily financed through the sale of equity securities, both public and private, bank equipment financing loans, debt capital and capital leases. As of December 31, 2006, our cash, cash equivalents and short term investments were $19.4 million. All of our cash equivalents and investments have original maturities of one year or less.

On December 6, 2006 we signed an $8.0 million extension in senior loan financing by expanding an existing growth capital agreement with Lighthouse Capital Partners. The company is entitled to draw against the loan commitment through December 1, 2007. Upon signing the agreement, we drew down $5.0 million against this debt line facility.

On December 12, 2006 we closed a private equity offering of 1,772,151 shares of common stock at $3.95 per share. Gross proceeds from the offering were approximately $7.0 million. There were no underwriting discounts, commissions or warrants.

During the three months ended December 31, 2006, our operating activities used cash of approximately $1.2 million, compared to approximately $2.9 million for the three months ended December 31, 2005, a decrease of $1.7 million. This was comprised of $898,000 decrease in the net loss and $76,000 decrease in non-cash adjustments. Net change of non-cash current assets and liabilities was $817,000 primarily due to increases in accounts payable and accrued expenses, offset by an increase in accounts receivable, prepaid expenses and other assets and inventories. The increase in accounts payable related primarily to the increased purchases of inventory in support of growing revenue. The increase in prepaid and other assets was mainly due to prepaid insurance and the accounts receivable and inventories increased due to the growth in product sales.

Our investing activities used cash of approximately $2.5 million during the three months ended December 31, 2006 compared to $6.2 million during the three months ended December 31, 2005. The decrease in the use of funds was attributable to lower net purchases of marketable securities with cash and cash equivalents available.

Cash provided by financing activities was $11.4 million for the three months ended December 31, 2006 compared to $8.7 million provided by financing activities for the three months ended December 31, 2005. The increase in cash provided for the three months ended December 31, 2006 was due to $7.0 million of proceeds from our private stock placement in December 2006 and $5.0 million from the extension in senior loan financing in December 2006.

As of December 31, 2006, we had a long term loan payable, a long term note payable, capital lease obligations, commitments under facility and equipment operating leases, and purchase commitments. We had no other off-balance sheet items or commitments. Future payments under these obligations, including interest payments, at December 31, 2006 are included in the table below for each of the fiscal years ending September 30 (in thousands):

	2007	2008	2009	2010	2011	Total
Loan payable	$2,534	$3,467	$1,927	$1,927	$1,082	$10,937
Note payable	—	—	1,151	—	—	1,151
Capital leases	27	17	—	—	—	44
Facility lease	115	162	90	—	—	367
Equipment leases	21	28	27	13	3	92
Cancelable purchase commitments	3,007	—	—	—	—	3,007
Non-cancelable purchase commitments	1,742	—	—	—	—	1,742

Total	$7,446	$3,674	$3,195	$1,940	$1,085	$17,340

We believe that our existing cash, cash equivalents, short term investments and cash generated from product sales will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

Critical Accounting Policies

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended September 30, 2006, which was filed with the Securities and Exchange Commission. Our significant accounting policies have not materially changed since September 30, 2006.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 18, 2006, HemoSense provided Medline Industries, Inc. (”Medline”), a United States distributor of HemoSense products, with a notice of termination of the parties’ distribution agreement pursuant to certain termination provisions in that agreement. On January 10, 2007, HemoSense informed Medline that it was withdrawing its notice of termination related to Medline’s non-payment of past due invoices but that the other grounds for termination set forth in HemoSense’s notice of termination were not being withdrawn. On January 11, 2007, Medline sent a letter to HemoSense attaching a demand for arbitration which Medline stated it had filed with the American Arbitration Association (“AAA”). The demand for arbitration states that Medline is seeking damages in excess of $250,000 related to a purported breach of the parties’ distribution agreement. HemoSense has received notice from AAA that a demand for arbitration has been filed.

The Company believes it has meritorious defenses to such claims. The Company intends to vigorously defend against the Complaint. Additionally, the Company is subject to various claims and assessments in the ordinary course of business, none of which are expected by management to result in material adverse effect on the Company’s financial position, results of operations or cash flow.

ITEM 1A.	RISK FACTORS

We have limited operating experience and a history of net losses. Unless we are able to significantly increase our revenue and reduce our costs, we may never achieve or maintain profitability.

We have a limited history of operations and have incurred net losses in each year since our inception. We received regulatory clearance to market our INRatio System in 2002 and began commercial sales in early 2003. During the past five fiscal years, we incurred net losses of $4.7 million in 2002, $6.9 million in 2003, $10.3 million in 2004 and $11.7 million in 2005 and $10.9 million in 2006. As of December 31, 2006, we had an accumulated deficit of $59.5 million. We expect that our operating expenses will increase nominally as we expand our business, devote additional resources to our research and development, increase sales and marketing efforts and bear the costs associated with being a public company.

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

Our product and facilities are subject to continual review and periodic inspections by the FDA and other regulatory bodies. In particular, we are required to comply with quality system regulations, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, shipping and post market surveillance of our product. The FDA enforces the QSR through both scheduled and unannounced inspections. During May 2005, we underwent an inspection of our facilities by the FDA, which resulted in the issuance of an FDA Form 483 and, subsequently, a warning letter, because the FDA believed that our Form 483 response did not provide sufficient detail and documentation for the FDA to evaluate whether our corrective actions would be adequate to prevent recurrence of the inspection observations. In addition, during May, June and July of 2006, we underwent another inspection of our facility by the FDA which resulted in the issuance of a FDA Form 483 identifying deficiencies in the same general area as those described in the 2005 warning letter. We submitted our response to the Form 483 in July 2006. On November 29, 2006, the FDA issued us a warning letter as a follow-up to the Form 483. This warning letter indicates among other things that the FDA believes that our responses to its FDA Form 483 notice were insufficient because we did not include analysis of root cause and because our corrective and preventive actions to address the specific observations have not yet been completed. In January 2007, we submitted a detailed written response to the FDA to address these concerns but we cannot assure that the FDA will accept our response as adequate or will not take enforcement action against us, which may include the following sanctions:

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

In order to correct an FDA observation made during the 2005 inspection, we revised our written procedure that describes when to file a medical device report, or MDR with the FDA. Our revised procedure requires us to file a medical device report, or MDRs for device malfunctions, including most allegations of inaccurate readings by our device. As a result, we have been filing, and expect to continue to file, an increased number of MDRs. MDRs are publicly available, and competitors have used this information in an attempt to disrupt our customer and potential customer relationships, which could harm market adoption of our product.

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

We have limited experience as a company in the sale, marketing and distribution of our INRatio System. We maintain a relatively small sales and marketing team which as of December 31, 2006 was comprised of 34 employees and expect to depend heavily on third parties to sell our product both in the United States and internationally for the foreseeable future. To achieve commercial success, we must further develop our sales and marketing capabilities and enter into and maintain successful arrangements with others to sell, market and distribute our product.

We currently have agreements with seven national and four regional distributors in the United States. We also have agreements with 15 international distributors of our product. Three of our distributors, Quality Assured Services, Medline and National Distribution & Contracting, Inc, each accounted for between 8% to 20% and 44% in the aggregate, of our total revenue in the first quarter of fiscal 2007. Our success is dependent upon developing and maintaining current and future distribution relationships. We have only recently entered into most of our distribution relationships, which makes it difficult for us to predict their future success. Some of our distribution agreements allow either party to terminate the relationship on short notice and without fault. Additionally, we may be unable to renew a distribution agreement upon its expiration on favorable terms, or at all. Distribution partners may fail to commit the necessary resources to market and sell our product to the level of our expectations. In particular, several of our distribution partners also distribute the products of our competitors, and as a result, we compete for the attention of these distributors against the experienced and well funded efforts of our competitors. If in the future our distribution partners elect to focus on selling the products of our competitors rather than our products, our sales efforts will be seriously compromised. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable. If our current or future partners do not perform adequately, or we are unable to locate or retain partners, as needed, in particular geographic areas or in particular markets, our ability to achieve our expected revenue growth rate will be harmed.

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

In March 2006, we executed a Packaging Agreement with J-PAC, a third party manufacturer, to provide pouching and packaging services to support our production of INRatio test strips in support of the INRatio PT/INR Monitoring System product line. J-PAC may encounter problems carrying out these aspects of the manufacture of our products and carrying out its services to us due to a variety of reasons, including failure to follow our protocols and procedures, inability to meet our manufacturing supply requirements if demand for our product grows too quickly, supply shortages or equipment malfunction, any of which could delay or impede their ability to meet our demand. Our reliance on J-PAC also subjects us to other risks that could harm our business, including:

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

MPM Capital and its affiliates own approximately 33% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. This stockholder will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, it could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See disclosure on Forms 8-K filed on December 8, 2006 and December 14, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.2*	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.4*	Form of Amended and Restated Bylaws as currently in effect.

4.1*	Specimen Common Stock Certificate.

4.2*	Amended and Restated Investor Rights Agreement dated February 7, 2005 by and among the Company and certain of its stockholders.

4.3**	Form of Securities Purchase Agreement dated November 1, 2005 by and between the Company and each of the investors in its 2005 private placement.

4.4**	Form of Warrant to Purchase Common Stock.

4.5***	Common Stock Purchase Warrant issuable to Lighthouse Capital Partners IV, L.P.

4.6***	Common Stock Purchase Warrant issuable to Lighthouse Capital Partners V, L.P.

4.7****	Securities Purchase Agreement dated December 12, 2006 by and between the Company and New Enterprise Associates 12, Limited Partnership.

4.8****	Amendment dated December 12, 2006 to the Amended and Restated Investor Rights Agreement dated February 7, 2005 by and among the Company and certain of its stockholders.

10.26***	Amendment No. 02 dated as of December 6, 2006 to that certain Loan and Security Agreement No. 3821 between the Company and Lighthouse Capital Partners V, L.P., dated as of March 5, 2004.

31.1	Certification of Chief Executive Officer under Rule 13a-14.

31.2	Certification of Chief Financial Officer under Rule 13a-14.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-123705), which was declared effective on June 28, 2005.
**	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2005.
***	Incorporated by reference from our Current Report on Form 8-K dated December 8, 2006.
****	Incorporated by reference from our Current Report on Form 8-K dated December 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2007	/s/ James D. Merselis
James D. Merselis
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2007	/s/ Gordon Sangster
Gordon Sangster
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.2*	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.4*	Form of Amended and Restated Bylaws as currently in effect.

4.1*	Specimen Common Stock Certificate.

4.2*	Amended and Restated Investor Rights Agreement dated February 7, 2005 by and among the Company and certain of its stockholders.

4.3**	Form of Securities Purchase Agreement dated November 1, 2005 by and between the Company and each of the investors in its 2005 private placement.

4.4**	Form of Warrant to Purchase Common Stock.

4.5***	Common Stock Purchase Warrant issuable to Lighthouse Capital Partners IV, L.P.

4.6***	Common Stock Purchase Warrant issuable to Lighthouse Capital Partners V, L.P.

4.7****	Securities Purchase Agreement dated December 12, 2006 by and between the Company and New Enterprise Associates 12, Limited Partnership.

4.8****	Amendment dated December 12, 2006 to the Amended and Restated Investor Rights Agreement dated February 7, 2005 by and among the Company and certain of its stockholders.

10.26***	Amendment No. 02 dated as of December 6, 2006 to that certain Loan and Security Agreement No. 3821 between the Company and Lighthouse Capital Partners V, L.P., dated as of March 5, 2004.

31.1	Certification of Chief Executive Officer under Rule 13a-14.

31.2	Certification of Chief Financial Officer under Rule 13a-14.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-123705), which was declared effective on June 28, 2005.
**	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2005.
***	Incorporated by reference from our Current Report on Form 8-K dated December 8, 2006.
****	Incorporated by reference from our Current Report on Form 8-K dated December 14, 2006.