Form 10-Q
period 2007-03-31
HEMOSENSE INC
filed 2007-05-11
CIK 1127393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 1, 2007 13,198,915 shares of the registrant’s common stock were outstanding.

HEMOSENSE, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

HEMOSENSE, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except per share and share data)

	March 31, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$4,328	$1,789
Short term investments	13,022	7,939
Accounts receivable, net	3,101	3,148
Prepaid expenses and other current assets	1,040	371
Inventories, net	3,970	2,731

Total current assets	25,461	15,978
Property and equipment, net	995	501
Technology licenses, net	381	245
Other assets	123	126

Total assets	$26,960	$16,850

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,562	$1,142
Accrued expenses and other liabilities	2,456	1,751
Capital lease, current portion	34	37
Borrowings, current portion	3,433	2,353

Total current liabilities	7,485	5,283
Capital lease, net of current portion	—	16
Borrowings, net of current portion	5,381	2,476
Other long term liabilities	373	398

Total liabilities	13,239	8,173

Stockholders’ equity:
Common stock, $0.001 par value; Authorized: 50,000,000 shares; Issued and outstanding: 13,137,978 and 11,206,107 at March 31, 2007 and September 30, 2006, respectively	13	11
Additional paid-in capital	74,908	66,739
Accumulated other comprehensive loss	(6)	(2)
Accumulated deficit	(61,194)	(58,071)

Total stockholders’ equity	13,721	8,677

Total liabilities and stockholders’ equity	$26,960	$16,850

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEMOSENSE, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenue	$7,993	$4,042	$14,731	$7,478
Cost of goods sold	4,801	3,036	8,939	5,367

Gross profit	3,192	1,006	5,792	2,111

Operating expenses:
Research and development	601	667	1,187	1,144
Sales and marketing	2,872	2,064	4,980	3,896
General and administrative	1,041	1,103	2,155	2,042

Total operating expenses	4,514	3,834	8,322	7,082

Loss from operations	(1,322)	(2,828)	(2,530)	(4,971)
Interest income	213	161	352	306
Interest expense	(586)	(318)	(945)	(646)

Net loss	$(1,695)	$(2,985)	$(3,123)	$(5,311)

Net loss per share:
Basic and diluted	$(0.13)	$(0.27)	$(0.25)	$(0.49)

Shares used to compute net loss per share:
Basic and diluted	13,066	11,165	12,336	10,849

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEMOSENSE, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,123)	$(5,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	393	389
Amortization of debt issuance costs	337	82
Provision for inventories	84	(8)
Provision for doubtful accounts	172	—
Amortization of prepaid royalties	—	426
Accrued interest on note payable	114	55
Stock compensation cost	232	118
Changes in operating assets and liabilities:
Accounts receivable	(125)	(952)
Prepaid expenses and other assets	(103)	3
Inventories	(1,485)	(137)
Accounts payable	420	(145)
Accrued expenses and other liabilities	680	122

Net cash used in operating activities	(2,404)	(5,358)

Cash flows from investing activities:
Proceeds from sale of short term investments	9,919	10,070
Purchase of short term investments	(15,006)	(14,492)
Acquisition of technology license	(350)	—
Acquisition of property and equipment	(501)	(104)

Net cash used in investing activities	(5,938)	(4,526)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,938	9,221
Proceeds from exercise of warrants and options	91	—
Principal payments on capital lease obligation	(19)	(17)
Proceeds from borrowing	5,000	—
Repayment of borrowings	(1,129)	(961)

Net cash provided by financing activities	10,881	8,243

Net increase (decrease) in cash and cash equivalents	2,539	(1,641)
Cash and cash equivalents at beginning of period	1,789	3,598

Cash and cash equivalents at end of period	$4,328	$1,957

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEMOSENSE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1) Organization and Basis of Presentation

Description of the Company

HemoSense, Inc., (the “Company”) was incorporated in the state of Delaware on March 4, 1997. The Company is a point-of-care diagnostic healthcare company that develops, manufactures and markets easy-to-use, handheld blood coagulation monitoring systems for monitoring patients taking warfarin. The HemoSense InRatio® system, is used by healthcare professionals and patients. The Company began selling its first product, the INRatio meter and related test strips, in March 2003. Prior to that date, the Company was in the development stage and had been primarily engaged in developing its product technology.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Statement of Financial Accounting Standards, No. 123(R), was adopted October 1, 2005, and has been consistently applied in both fiscal year 2006 and the first two quarters of fiscal 2007. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the financial statements, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period. Further, the preparation of unaudited condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. Actual results could differ from those estimates. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended March 31, 2007 are not necessarily indicative of the results for the year ending September 30, 2007 or any future interim period.

2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended September 30, 2006, which was filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not materially changed since September 30, 2006.

3) Inventories

The components of inventories are as follows (in thousands):

	March 31, 2007	September 30, 2006
Raw materials	$2,113	$1,013
Work-in-process	1,314	1,156
Finished goods	543	562

	$3,970	$2,731

4) Warranty Reserve

The Company records an accrual for estimated warranty costs when revenue is recognized. The warranty covers replacement costs of defective meters and test strips. The warranty period is generally one year. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated failure rates and replacement costs, and known design changes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseen changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the three and six month periods ended March 31, 2007 and March 31, 2006, were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Balance, at the beginning of the period	$78	$63	$49	$59
Accruals and charges for warranty for the period	62	24	151	42
Cost of repairs and replacements	(63)	(17)	(123)	(31)

Balance, at the end of the period	$77	$70	$77	$70

5) Stockholders’ Equity

Changes in the Company’s stockholders’ equity during the six month period ended March 31, 2007 were as follows (in thousands):

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance September 30, 2006	11,206	$11	$66,739	$(2)	$(58,071)	$8,677
Options exercised	110		91			91
Stock issuance	1,772	2	6,936			6,938
Issuance of restricted stock	50		—			—
Issuance of warrants			900			900
Stock based compensation	—		242			242
Change in unrealized loss on short-term Investments				(4)		(4)
Net loss					(3,123)	(3,123)

Balance March 31, 2007	13,138	$13	$74,908	$(6)	$(61,194)	$13,721

In December 2006, the Company closed a private equity offering of 1,772,151 shares of the Company’s common stock at $3.95 per share. Gross proceeds from the offering were approximately $7.0 million. Total expenses from the offering were approximately $62,000 and there were no underwriting discounts, commissions or warrants.

Comprehensive loss is comprised of net loss and changes in unrealized losses on short-term investments. There were no material differences between net loss and comprehensive loss for the quarters ended March 31, 2007 and 2006.

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

On December 6, 2006, in connection with the Company’s secured loan commitment, the Company issued warrants to purchase 301,507 shares of the Company’s common stock at an exercise price of $3.98 per share with a contractual life of 7 years. The number of shares underlying the warrants were based on the total loan facility of $8.0 million. The warrants are immediately exercisable. The warrants are accounted for as equity in accordance with EITF 00-19. The fair value of the warrants of $900,000 has been treated as a commitment fee and included in other assets and is being amortized to interest expense over the period of the loan facility ending December 1, 2007.

The fair value of the warrants granted was estimated on the date of the grant using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	4.44%
Volatility	71%
Contractual life	7 years
Dividend yield	0%

7) Stock-Based Compensation

Stock Option Plans

1997 Stock Option Plan

In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), as amended, under which 1.1 million shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. Options granted under the 1997 Plan may be designated as either incentive stock options or non-statutory stock options. Stock purchase rights could also be granted under the 1997 Plan. Incentive stock options could only be granted to employees. Options granted or stock purchased under the 1997 Plan must become exercisable or the Company’s right to repurchase must lapse no less than 20% after one year and ratably over 4 years thereafter. In addition, as of March 31, 2007 there were 48,841 unvested shares underlying stock options granted under the 1997 Plan to certain employees and directors in which the vesting will fully accelerate upon the occurrence of a change in control. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% and 85%, respectively, of the fair value per share of the Company’s common stock on the grant date, as determined by the Company’s board of directors. The term of the options is ten years. Since the implementation of the 2005 Equity Incentive Plan, no additional options will be granted from the 1997 Plan and the 1997 Plan will terminate when all the shares have been either exercised, cancelled or expire.

2005 Equity Incentive Plan

In March 2005, the Company’s board of directors and stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), which became effective upon completion of the Company’s initial public offering on July 1, 2005. As of March 31, 2007 there were 154,898 unvested shares underlying stock options granted under the 2005 Plan to certain employees and directors in which the vesting will fully accelerate upon the occurrence of a change in control. The Company has reserved a total of 1,090,000 shares of its common stock for issuance under the 2005 Plan, 474,000 shares of which are available for future grant. In addition, any unused shares in or any unvested shares under the 1997 Plan as of the effective date of the Company’s initial public offering were added to the 2005 Plan.

The effect of recording stock-based compensation for the three and six months ended March 31, 2007 and March 31, 2006 was as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
Research and development	$7	$5	$12	$8
Sales and marketing	30	18	56	30
General and administrative	55	45	113	68

Total operating expense	92	68	181	106
Cost of goods sold	16	12	51	12

Total compensation expense	$108	$80	$232	$118

Total stock-based compensation cost capitalized to inventory was $29,000 and $13,000 as of March 31, 2007 and March 31, 2006, respectively.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options: The following is a summary of the Company’s stock option and related activity for the three and six months ending March 31, 2007.

(Amounts in thousands)	Three Months Ended March 31, 2007	Six Months Ended March 31, 2007
Shares granted	151	312
Estimated grant date fair value	$449	$822
Estimated stock based compensation not expected to vest	$90	$152
Unrecognized stock-based compensation for unvested options	$347	$620

Restricted Stock Grants: During the three months and six months ended March 31, 2007 the Company issued 0 and 50,000 restricted stock grants with an estimated total value of $0 and $245,000, respectively. During the three and six months ended March 31, 2007 the Company recorded stock-based compensation related to restricted stock grants of $15,000 and $25,000, respectively. The restricted stock grants vest monthly over a four year period. The Company has the right to repurchase all unvested shares relating to any restricted stock grant if the employee discontinues his employment with the Company.

Valuation Assumptions: In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Expected volatility	61%	58%	61%	59%
Risk Free interest rate	4.50%	4.60%	4.53%	4.52%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	6.23 Years	6.18 Years	6.24 Years	6.19 Years
Weighted average fair value of options granted	$2.63	$3.52	$2.96	$3.57

Expected Volatility: The fair value of stock-based payments made through the quarter ended March 31, 2007 was valued using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock prices and comparable companies.

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

Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers voluntary termination behavior.

Stock Option Activity

The following is a summary of options activities (amount in thousands, except per share amounts):

	Options Outstanding		Weighted Average Exercise Price
	Shares Available for Grant	Number of Shares
Balance as of September 30, 2006	183	1,247	$2.50
Increase in authorized shares	560	—	—
Granted	(312)	312	4.29
Cancelled	60	(60)	4.62
Expired	33	(33)	2.58
Exercised	—	(110)	0.83
Restricted stock granted	(50)	—	—

Balance as of March 31, 2007	474	1,356	$2.96

The options outstanding and exercisable at March 31, 2007 were in the following exercise price ranges (amounts in thousands, except per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.00 – 2.00	629	5.6	$0.80	$2,550	548	5.3	$0.80	$2,222
2.01 – 3.00	119	9.0	2.77	248	11	4.0	2.75	23
3.01 – 4.85	270	9.6	4.12	198	10	9.4	3.95	9
4.21 – 6.00	172	9.4	5.35	—	17	6.9	5.96	—
6.01 – 7.00	91	8.4	6.32	—	27	7.4	6.40	—
7.01 - 9.00	75	8.1	7.64	—	33	7.5	7.60	—

	1,356	7.5	$2.96	$2,996	646	5.6	$1.59	$2,254

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s ending stock price of $4.85 at March 31, 2007, which would have been received by the option holders had all option holders exercised their options at the period end. The total number of in-the-money options exercisable as of March 31, 2007 was 569,000 shares.

Information regarding the Company’s stock options transactions for the three and six months ended March 31, 2007 and March 31, 2006 is presented below (in thousands except per options information):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Total fair value of shares vested	$134	$107	$288	$131
Total intrinsic value of options exercised	264	454	400	488
Total cash received from employees from exercises of options	53	61	91	80
Weighted average exercise price of options granted	$4.83	$5.88	$4.29	$6.23

In connection with the above exercises, there was no tax benefit realized by the Company due to the Company’s current loss position. The Company issues new shares of common stock upon exercise of stock options.

A summary of the status of the Company’s non-vested shares as of March 31, 2007 and changes during the six month period ended March 31, 2007, is presented below (amounts in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at September 30, 2006	544	$4.03
Granted	312	$4.29
Vested	(86)	$3.21
Cancelled	(60)	$4.62

Non-vested at March 31, 2007	710	$4.20

As of March 31, 2007, there was $1.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under both of the plans. The cost is expected to be recognized over a weighted average period of 3.8 years.

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

The following outstanding options and warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three and Six Months Ended March 31,
	2007	2006
Options to purchase common stock	1,356	1,128
Warrants to purchase common stock	1,224	922

9) Contingencies

On December 18, 2006, the Company provided Medline Industries, Inc. (“Medline”), a United States distributor of certain HemoSense products, with a notice of termination of the parties’ distribution agreement pursuant to certain termination provisions in that agreement. On January 10, 2007, the Company informed Medline that it was withdrawing its notice of termination related to Medline’s non-payment of past due invoices but that the other grounds for termination set forth in the Company’s notice of termination were not being withdrawn. On January 11, 2007, Medline sent a letter to the Company attaching a demand for arbitration which Medline stated it had filed with the American Arbitration Association (“AAA”). The demand for arbitration states that Medline is seeking damages in excess of $250,000 related to a purported breach of the parties’ distribution agreement. On April 4, 2007, the Company received a notice from AAA that the arbitration hearing has been set for August 28 and 29, 2007.

The Company believes it has meritorious defenses to such claims. The Company intends to vigorously defend against Medline’s claims. Additionally, the Company is subject to various legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the Company’s financial position, results of operations or cash flows.

10) Segment Reporting

The Company derives significant revenue from outside the United States, primarily in Europe. Revenue by geographic area, based on the customer shipment location, was as follows, (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
Revenue by Geographic Area	2007	2006	2007	2006
United States	$6,628	$3,294	$12,552	$6,111
Europe	1,234	677	1,973	1,211
Other	131	71	206	156

Total revenue	$7,993	$4,042	$14,731	$7,478

11) Recent Accounting Pronouncements

In February 2007, the FASB issued statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of FAS 159 will have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006 the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FAS 157 will have a material effect on the company’s financial position, results of operations or cash flows.

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

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those regarding anticipated growth or expansion of our business, expansion of reimbursement, our ability to achieve cost reductions and increases in production volumes, increases in revenues and gross margin, increases in cost of good sold, research and development, general and administrative and sales and marketing expenses over the course of the fiscal year and the sufficiency of our cash to fund our operations for the next twelve months. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified Part II, Item 1A, “Risk Factors.” This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with our Annual Report on Form 10-K for the year ended September 30, 2006.

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

Currently, Medicare and private payors reimburse PT/INR testing in the point-of-care environment for all indications. Medicare reimburses patient self-testing only for patients with mechanical heart valves, while reimbursement coverage policies among private payors vary. Our revenue growth is dependent on such reimbursement continuing without any significant erosion in the reimbursement amounts. We believe that there is a significant opportunity in patient self-testing for other indications, such as atrial fibrillation, in the event that reimbursement is expanded. There is a potential for significant market expansion if Medicare reimbursement for patient self-testing by atrial fibrillation patients is established. It is estimated the decision will be made approximately in 2009. Growth in the United States has been more robust than the international market. We have focused most of our sales and marketing efforts in the domestic market. Each country has different reimbursement rates and rules governing the use of medical devices. We are considering increasing our resources in Europe in an effort to increase our market share.

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

The manufacturing cost structure for our test strips currently includes a large component of fixed costs which is being spread over production that has not been maximized. Increases in production volume will be a significant factor for cost reduction for our test strips. We did not achieve a positive gross margin until the fourth quarter of fiscal year 2005, our gross margin in fiscal year 2006 was 27% and our gross margin for the six months ended March 31, 2007 was 39%. We believe continuing volume increases and process improvements will sustain and enhance cost reductions for our products in the future. We expect to begin an automation project in the near future in order to meet our increasing test strip demand. Over the remainder of fiscal year 2007, we believe that the project will have a minimal impact on our cost of product. During fiscal 2008, we expect the improvements in efficiencies to significantly reduce test strip cost.

Results of Operations

The following table sets forth our results of operations (in thousands) expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2007		2006
	Amount	% of Sales	Amount	% of Sales	Amount of Increase (Decrease)	Percent Increase (Decrease)
Revenue	$7,993	100%	$4,042	100%	$3,951	98%
Cost of goods sold	4,801	60	3,036	75	1,765	58

Gross profit	3,192	40	1,006	25	2,186	217

Operating expenses
Research and development	601	8	667	17	(66)	(10)
Sales and marketing	2,872	36	2,064	51	808	39
General and administrative	1,041	13	1,103	27	(62)	(6)

Total operating expenses	4,514	57	3,834	95	680	18

Loss from operations	(1,322)	(17)	(2,828)	(70)	1,506	53
Interest income	213	3	161	4	52	32
Interest and other expense, net	(586)	(7)	(318)	(8)	(268)	(84)

Net loss	$(1,695)	(21)%	$(2,985)	(74)%	$1,290	43%

	Six Months Ended March 31,
	2007		2006
	Amount	% of Sales	Amount	% of Sales	Amount of Increase (Decrease)	Percent Increase (Decrease)
Revenue	$14,731	100%	$7,478	100%	$7,253	97%
Cost of goods sold	8,939	61	5,367	72	3,572	67

Gross profit	5,792	39	2,111	28	3,681	174

Operating expenses
Research and development	1,187	8	1,144	15	43	4
Sales and marketing	4,980	34	3,896	52	1,084	28
General and administrative	2,155	14	2,042	27	113	6

Total operating expenses	8,322	56	7,082	94	1,240	18

Loss from operations	(2,530)	(17)	(4,971)	(66)	2,441	49
Interest income	352	2	306	4	46	15
Interest and other expense, net	(945)	(6)	(646)	(9)	(299)	46

Net loss	$(3,123)	(21)%	$(5,311)	71%	$2,188	41%

Revenue. For the three months ended March 31, 2007, revenue increased $4.0 million, or 98%, to $8.0 million from $4.0 million for the three months ended March 31, 2006. The revenue increase, both in the United States and internationally, was primarily attributable to an increase in sales by our distribution partners in the markets they serve. Additionally two of our major competitors have been temporarily limited in their ability to sell into our markets, which also increased our revenue. The increase in sales was due primarily to the sale of test strips which increased $3.5 million, or 129%, from $2.7 million for the three months ended March 31, 2006 to $6.2 million for the three months ended March 31, 2007. Meters and accessories revenue increased $474,000, or 35%, to $1.9 million for the three months ended March 31, 2007 as compared to $1.4 million for the three months ended March 31, 2006. We anticipate revenue for all products to increase over the balance of the current fiscal year as we continue to penetrate the worldwide markets for our products.

For the six months ended March 31, 2007, total revenue increased $7.3 million, or 97%, to $14.7 million from $7.5 million for the six months ended March 31, 2006. The revenue increase, both in the United States and internationally, was attributable to an increase in sales by our distribution partners in the markets they serve. The increase in revenue was primarily attributable to the sale of test strips which increased $6.1 million, or 129%, from $4.8 million for the six months ended March 31, 2006 to $10.9 million for the six months ended March 31, 2007. Meters and accessories revenue increased $1.1 million, or 40%, to $3.8 million for the six months ended March 31, 2007 as compared to $2.7 million for the six months ended March 31, 2006.

Cost of Goods Sold. Cost of goods sold increased $1.8 million, or 58%, to $4.8 million for the three months ended March 31, 2007 from $3.0 million for the three months ended March 31, 2006. Most of the increase related to increased product revenue shipments for the three months ended March 31, 2007 compared to the same period last year. Gross profit was 40% and 25% for the three months ended March 31, 2007 and March 31, 2006, respectively. The improvement in gross profit was attributable to increased production volume and process improvements for test strips. This was offset by increased wages and stock-based compensation. For the balance of the fiscal year we expect the cost of goods sold to increase in total but to decrease as a percentage of revenue due to continued product cost reductions and improved production processes.

For the six months ended March 31, 2007, cost of goods sold increased $3.5 million, or 67%, to $8.9 million from $5.4 million for the six months ended March 31, 2006. Most of the increase related to increased product revenue shipments mainly for test strips. Gross profit was 39% for the six months ended March 31, 2007 compared to 28% for the six months ended March 31, 2006. The improvement in gross profit was attributable primarily to increased production volume and process improvements for test strips. We expect the gross margin percent for the second half of fiscal 2007 to increase over the second quarter year to date percent. We believe that the improvement in gross margin will be due to increased production volume and continued improvements in the production process.

Research and Development Expenses. Research and development expenses decreased $66,000, or 10%, to $601,000 for the three months ended March 31, 2007 from $667,000 for the three months ended March 31, 2006. The decrease was primarily attributable to $168,000 decreased costs for consultants relating to product development. Increases in headcount resulted in $122,000 increased wages, recruiting and benefits cost. As a percent of total revenue, research and development expenses decreased to 8% for the three months ended March 31, 2007 from 17% for the three months ended March 31, 2006 mainly due to the timing in the product development cycle and significant increases in revenue as compared to the same period in the prior year. Over the remainder of the fiscal year we expect research and development expenses to increase as new initiatives are continued. As a result, there may be an increase in overall research and development expenses but a reduction as the percentage of total revenue over the balance of fiscal year 2007.

For the six months ended March 31, 2007, research and development expenses increased $43,000, or 4%, to $1.2 million, from $1.1 million for the six months ended March 31, 2006. The increase was primarily attributable to head count, which resulted in $48,000 higher payroll and related costs. Additionally, laboratory supplies and equipment increased by $124,000. This was partially offset by $61,000 decrease in consultants and professional services. As a percent of total revenue, research and development expenses decreased to 8% for the six months ended March 31, 2007 from 15% for the six months ended March 31, 2006.

Sales and Marketing Expenses. Sales and marketing expenses increased $808,000, or 39%, to $2.9 million for the three months ended March 31, 2007 from $2.1 million for the three months ended March 31, 2006. The increase was primarily attributable to $627,000 for payroll and benefits costs for additional personnel used in both the field and support functions and increased commissions as a result of revenue increases. Additionally, product marketing costs increased $115,000 as the efforts to promote our products expanded. As a percent of total revenue, sales and marketing expenses decreased to 36% for the three months ended March 31, 2007 from 51% for the three months ended March 31, 2006 primarily due to our increased revenue. We expect sales and marketing spending to remain constant or increase slightly over the balance of fiscal year 2007 but to continue to decrease as a percentage of revenue.

For the six months ending March 31, 2007 sales and marketing expenses increased $1.1 million, or 28%, to $5.0 million from $3.9 million for the six months ended March 31, 2006. The increase was primarily attributable to $807,000 for payroll and commission expenses for additional personnel used in both the field and support functions. Product marketing cost increased $184,000 as the efforts to promote our product expanded. Consultants increased by $44,000 relating to marketing strategy development. As a percent of total revenue, sales and marketing expenses decreased to 34% for the six months ended March 31, 2007 from 52% for the six months ended March 31, 2006 primarily due to the increase in revenue. Over the balance of the fiscal year, we expect sales and marketing expenses to continue to increase, but slower than our expected growth in revenue.

General and Administrative Expenses. General and administrative expenses decreased $62,000 to $1.0 million for the three months ended March 31, 2007 from $1.1 million for the three months ended March 31, 2006. Consultants and outside professional services, including legal and accounting, decreased $130,000 primarily. Payroll and benefits increased by $45,000 primarily relating to stock-based compensation and temporary labor. As a percent of total revenue, general and administrative expenses decreased to 13% for the three months ended March 31, 2007 from 27% for the three months ended March 31, 2006. We expect general and administrative expenses to increase over the balance of fiscal year 2007 but to decrease as a percentage of revenue.

For the six months ended March 31, 2007 general and administrative expenses increased $113,000 to $2.1 million from $2.0 million for the six months ended March 31, 2006. Consultants and outside professional services, including legal and accounting, decreased $100,000. Payroll and other benefits increased $58,000 due to increased headcount and stock-based compensation. As a percent of total revenue, general and administrative expenses decreased to 14% for the six months ended March 31, 2007 from 27% for the six months ended March 31, 2006. Over the balance of the fiscal year, we expect an increase in our general and administrative expenses, compared to the first six months of fiscal 2007. However, expenses are expected to decrease as a percentage of total revenue.

Interest Income. Interest income increased by $52,000 from $161,000 for the three months ended March 31, 2006 to $213,000 for the three months ended March 31, 2007. The increase related to additional funds invested over the quarter. Over the balance of the fiscal year we expect interest income to decrease in total as the proceeds from our debt and equity financing are used for operational needs.

Interest income increased by $46,000, from $306,000 for the six months ended March 31, 2006 to $352,000 for the six months ended March 31, 2007. The increase related to returns on short term investments purchased with a portion of the funds received from the private stock offering and increased debt, in December 2006.

Interest and Other Expense, net. Interest and other expense, net increased $268,000, or 84%, to $586,000 for the three months ended March 31, 2007 from $318,000 for the three months ended March 31, 2006. The increase relates to interest payments and the amortization of the cost of warrants issued in connection with our debt line facility in December 2006. We expect interest and other expenses to increase during fiscal year 2007 due to the increased interest cost of our new debt.

For the six months ended March 31, 2007 interest and other expenses increased $299,000, or 46% to $945,000 from $646,000 for the six months ended March 31, 2006. The increase was attributed to a higher level of debt over the same period last year and the amortization of warrants issued as part of the extension in our senior loan financing.

Liquidity and Capital Resources

Cash flow information for the six months ended March 31, 2007 and March 31, 2006 was as follows (in thousands):

	March 31, 2007	March 31, 2006
Cash, cash equivalents and short term investments	$17,350	$14,294

Net cash used in operating activities	$(2,404)	$(5,358)
Net cash used in investing activities	(5,938)	(4,526)
Net cash provided by financing activities	10,881	8,243

Net increase (decrease) in cash and cash equivalents	$2,539	$(1,641)

Since our inception, our operations have been primarily financed through the sale of equity securities, both public and private, bank equipment financing loans, debt capital and capital leases. As of March 31, 2007, our cash, cash equivalents and short term investments were $17.4 million. All of our cash equivalents and investments have original maturities of one year or less.

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

During the six months ended March 31, 2007, our operating activities used cash of approximately $2.4 million, compared to approximately $5.4 million for the six months ended March 31, 2006, a decrease of $3.0 million. This reduction in cash used in operating activities was comprised a $2.2 million decrease in the net loss and $270,000 decrease in non-cash adjustments. Net change of non-cash current assets and liabilities was $496,000 primarily due to decreases in accounts receivable and increases in accounts payable and accrued expenses, offset by an increase in prepaid expenses and other assets and inventories. The increase in accounts payable related primarily to the increased purchases of inventory in support of growing revenue. The inventories increase was required to support the growth in product sales.

Our investing activities used cash of approximately $5.9 million during the six months ended March 31, 2007 compared to $4.5 million during the three months ended March 31, 2006. The increase in the use of funds was attributable to higher net purchases of marketable securities with cash and cash equivalents available.

Cash provided by financing activities was $10.9 million for the six months ended March 31, 2007 compared to $8.2 million provided by financing activities for the three months ended March 31, 2006. The increase in cash provided for the six months ended March 31, 2007 was due to $7.0 million in proceeds from our private stock placement in December 2006 and $5.0 million from the extension in senior loan financing in December 2006 compared to proceeds from stock issuance of $9.2 million for the six months ended March 31, 2006.

As of March 31, 2007, we had a long term loan payable, a long term note payable, capital lease obligations, commitments under facility and equipment operating leases, and purchase commitments. We had no other off-balance sheet items or commitments. Future payments under these obligations, including interest payments, at March 31, 2007 are included in the table below for each of the fiscal years ending September 30 (in thousands):

	2007	2008	2009	2010	2011	Total
Loan payable	$1,691	$3,467	$1,927	$1,927	$1,082	$10,094
Note payable	—	—	1,151	—	—	1,151
Capital leases	19	17	—	—	—	36
Facility lease	78	162	90	—	—	330
Equipment leases	14	28	27	13	3	85
Cancelable purchase commitments	4,468	—	—	—	—	4,468
Non-cancelable purchase commitments	1,079	—	—	—	—	1,079

Total	$7,349	$3,674	$3,195	$1,940	$1,085	$17,243

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

Recent Accounting Pronouncements

In February 2007, the FASB issued statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of FAS 159 will have a material effect on our financial position, results of operations or cash flows.

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

Quantitative Disclosures

We invoice our international distributors in U.S. dollars. However, the prices for certain customers are quoted in local currency. Therefore, some of the selling prices are adjusted based on fluctuations in the local country currency exchange rate. As a result, we have foreign currency exposure with respect to our revenues from fluctuations in foreign currency exchange rates. We hold no derivative financial instruments and do not currently engage in hedging activities.

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

Qualitative Disclosures

Our primary interest rate risk exposures relate to:

•	the yield for available for sale short-term securities will fall in value if market interest rates increase; and

•	the impact of interest rate movements on our ability to obtain adequate debt financing to fund future operations.

ITEM 4.	CONTROLS AND PROCEDURES

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

On December 18, 2006, we provided Medline Industries, Inc. (“Medline”), a United States distributor of HemoSense products, with a notice of termination of the parties’ distribution agreement pursuant to certain termination provisions in that agreement. On January 10, 2007, we informed Medline that we were withdrawing our notice of termination related to Medline’s non-payment of past due invoices but that the other grounds for termination set forth in our notice of termination were not being withdrawn. On January 11, 2007, Medline sent us a letter attaching a demand for arbitration which Medline stated it had filed with the American Arbitration Association (“AAA”). The demand for arbitration states that Medline is seeking damages in excess of $250,000 related to a purported breach of the parties’ distribution agreement. On April 4, 2007 we received a notice from AAA that the arbitration hearing has been set for August 28 and 29, 2007.

We believe we have meritorious defenses to Medline’s claims and intend to vigorously defend against Medline’s claims. Additionally, we are subject to various claims and assessments in the ordinary course of business, none of which are expected by management to result in material adverse effect on our financial position, results of operations or cash flow.

ITEM 1A.	RISK FACTORS

We have limited operating experience and a history of net losses. Unless we are able to significantly increase our revenue and reduce our costs, we may never achieve or maintain profitability.

We have a limited history of operations and have incurred net losses in each year since our inception. We received regulatory clearance to market our INRatio System in 2002 and began commercial sales in early 2003. During the past five fiscal years, we incurred net losses of $4.7 million in 2002, $6.9 million in 2003, $10.3 million in 2004 and $11.7 million in 2005 and $10.9 million in 2006. As of March 31, 2007, we had an accumulated deficit of $59.5 million. We expect that our operating expenses will increase nominally as we expand our business, devote additional resources to our research and development, increase sales and marketing efforts and bear the costs associated with being a public company.

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

Our product and facilities are subject to continual review and periodic inspections by the FDA and other regulatory bodies. In particular, we are required to comply with quality system regulations, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, shipping and post market surveillance of our product. The FDA enforces the QSR through both scheduled and unannounced inspections. During May, June and July of 2006, we underwent an inspection of our facilities by the FDA, which resulted in the issuance of an FDA Form 483 and, subsequently, a warning letter, because the FDA believed that our Form 483 response did not provide sufficient detail and documentation for the FDA to evaluate whether our corrective actions would be adequate to prevent recurrence of the inspection observations. The FDA has accepted our response to the warning letter, but there can be no assurance that the FDA will not impose more serious enforcement actions which may include the following sanctions:

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

In order to meet our increasing demand for test strips, we recently added a third shift to our strip production. The increase in capacity should allow us to meet our anticipated demand for approximately one year. In addition, we intend to soon start a production automation project which would further expand our capacity. If we are not successful in this project we face the risk of not being able to meet customer demand in a timely manner.

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

We have limited experience as a company in the sale, marketing and distribution of our INRatio System. We maintain a relatively small sales and marketing team which as of March 31, 2007 was comprised of 39 employees and expect to depend heavily on third parties to sell our product both in the United States and internationally for the foreseeable future. To achieve commercial success, we must further develop our sales and marketing capabilities and enter into and maintain successful arrangements with others to sell, market and distribute our product.

We currently have agreements with seven national and four regional distributors in the United States. We also have agreements with 15 international distributors of our product. Three of our distributors, Quality Assured Services, Medline and National Distribution & Contracting, Inc, each accounted for between 9% to 23% and 46% in the aggregate, of our total revenue in the six months ended March 31, 2007. Our success is dependent upon developing and maintaining current and future distribution relationships. We have only recently entered into most of our distribution relationships, which makes it difficult for us to predict their future success. Some of our distribution agreements allow either party to terminate the relationship on short notice and without fault. Additionally, we may be unable to renew a distribution agreement upon its expiration on favorable terms, or at all. Distribution partners may fail to commit the necessary resources to market and sell our product to the level of our expectations. In particular, several of our distribution partners also distribute the products of our competitors, and as a result, we compete for the attention of these distributors against the experienced and well funded efforts of our competitors. If in the future our distribution partners elect to focus on selling the products of our competitors rather than our products, our sales efforts will be seriously compromised. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable. If our current or future partners do not perform adequately, or we are unable to locate or retain partners, as needed, in particular geographic areas or in particular markets, our ability to achieve our expected revenue growth rate will be harmed.

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

Third parties have in the past asserted, and could in the future assert, infringement or misappropriation claims against us with respect to our current or future products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of others. Our competitors may assert that our product or the methods we employ in the use or manufacture of our product are covered by United States or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications related to our business that are held by others. For example, Beckman Coulter has suggested that we take a license under one or more of their patents.

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

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on March 14, 2007 in Palo Alto, California. Of the 13,027,070 shares of our common stock entitled to vote at the meeting, 11,475,929 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results were as follows:

The stockholders elected Edward F. Brennan, Ph.D. as a Class II director, to serve for a three-year term until his successor is duly elected and qualified. The votes were as follows:

Name	Shares Voted For	Votes Withheld
Edward F. Brennan, Ph.D.	11,465,322	10,607

The stockholders ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2007, with 11,468,380 shares voting for the ratification, 7,501 shares voting against the ratification and 48 shares were abstentions or broker non-votes.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.2*	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.4*	Form of Amended and Restated Bylaws as currently in effect.

4.1*	Specimen Common Stock Certificate.

4.2*	Amended and Restated Investor Rights Agreement dated May 7, 2005 by and among the Company and certain of its stockholders.

4.5**	Common Stock Purchase Warrant issuable to Lighthouse Capital Partners IV, L.P.

4.6**	Common Stock Purchase Warrant issuable to Lighthouse Capital Partners V, L.P.

4.7***	Securities Purchase Agreement dated December 12, 2006 by and between the Company and New Enterprise Associates 12, Limited Partnership.

4.8***	Amendment dated December 12, 2006 to the Amended and Restated Investor Rights Agreement dated May 7, 2005 by and among the Company and certain of its stockholders.

10.26**	Amendment No. 02 dated as of December 6, 2006 to that certain Loan and Security Agreement No. 3821 between the Company and Lighthouse Capital Partners V, L.P., dated as of March 5, 2004.

31.1	Certification of Chief Executive Officer under Rule 13a-14.

31.2	Certification of Chief Financial Officer under Rule 13a-14.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-123705), which was declared effective on June 28, 2005.

**	Incorporated by reference from our Current Report on Form 8-K dated December 8, 2006.
***	Incorporated by reference from our Current Report on Form 8-K dated December 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2007	/s/ James D. Merselis
James D. Merselis
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2007	/s/ Gordon Sangster
Gordon Sangster
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.2*	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.4*	Form of Amended and Restated Bylaws as currently in effect.

4.1*	Specimen Common Stock Certificate.

4.2*	Amended and Restated Investor Rights Agreement dated May 7, 2005 by and among the Company and certain of its stockholders.

4.5**	Common Stock Purchase Warrant issuable to Lighthouse Capital Partners IV, L.P.

4.6**	Common Stock Purchase Warrant issuable to Lighthouse Capital Partners V, L.P.

4.7***	Securities Purchase Agreement dated December 12, 2006 by and between the Company and New Enterprise Associates 12, Limited Partnership.

4.8***	Amendment dated December 12, 2006 to the Amended and Restated Investor Rights Agreement dated May 7, 2005 by and among the Company and certain of its stockholders.

10.26**	Amendment No. 02 dated as of December 6, 2006 to that certain Loan and Security Agreement No. 3821 between the Company and Lighthouse Capital Partners V, L.P., dated as of March 5, 2004.

31.1	Certification of Chief Executive Officer under Rule 13a-14.

31.2	Certification of Chief Financial Officer under Rule 13a-14.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-123705), which was declared effective on June 28, 2005.
**	Incorporated by reference from our Current Report on Form 8-K dated December 8, 2006.
***	Incorporated by reference from our Current Report on Form 8-K dated December 14, 2006.