Form 10-Q
period 2007-06-30
HEMOSENSE INC
filed 2007-08-13
CIK 1127393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 1, 2007, 13,247,566 shares of the registrant’s common stock were outstanding.

HEMOSENSE, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

HEMOSENSE, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except per share and share data)

	June 30, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$3,832	$1,789
Short term investments	12,322	7,939
Accounts receivable, net	3,736	3,148
Prepaid expenses and other current assets	673	371
Inventories, net	5,076	2,731

Total current assets	25,639	15,978
Property and equipment, net	1,270	501
Technology licenses, net	288	245
Other assets	128	126

Total assets	$27,325	$16,850

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,634	$1,142
Accrued expenses and other liabilities	2,695	1,751
Capital lease, current portion	26	37
Borrowings, current portion	3,162	2,353

Total current liabilities	8,517	5,283

Capital lease, net of current portion	—	16
Borrowings, net of current portion	5,127	2,476

Other long term liabilities	350	398

Total liabilities	13,994	8,173

Stockholders’ equity:

Common stock, $0.001 par value; Authorized: 50,000,000 shares; Issued and outstanding: 13,247,566 and 11,206,107 at June 30, 2007 and September 30, 2006, respectively	13	11
Additional paid-in capital	75,205	66,739
Accumulated other comprehensive loss	(6)	(2)
Accumulated deficit	(61,881)	(58,071)

Total stockholders’ equity	13,331	8,677

Total liabilities and stockholders’ equity	$27,325	$16,850

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEMOSENSE, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenue	$9,192	$4,571	$23,923	$12,049
Cost of goods sold	4,996	3,513	13,935	8,880

Gross profit	4,196	1,058	9,988	3,169

Operating expenses:
Research and development	941	769	2,128	1,913
Sales and marketing	2,437	2,058	7,417	5,954
General and administrative	1,120	1,139	3,275	3,181

Total operating expenses	4,498	3,966	12,820	11,048

Loss from operations	(302)	(2,908)	(2,832)	(7,879)
Interest income	195	144	547	450
Interest expense	(563)	(273)	(1,484)	(886)
Other expense, net	(17)	(14)	(41)	(47)

Net loss	$(687)	$(3,051)	$(3,810)	$(8,362)

Net loss per share:
Basic and diluted	$(0.05)	$(0.27)	$(0.30)	$(0.76)

Shares used to compute net loss per share:
Basic and diluted	13,160	11,197	12,610	10,971

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEMOSENSE, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,810)	$(8,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	609	578
Amortization of debt issuance costs	580	117
Provision for inventories	2	(6)
Provision for doubtful accounts	125	—
Amortization of prepaid royalties	—	695
Accrued interest on note payable	189	85
Stock compensation cost	403	199
Changes in operating assets and liabilities:
Accounts receivable	(713)	(1,002)
Prepaid expenses and other assets	16	273
Inventories	(2,564)	575
Accounts payable	1,492	(696)
Accrued expenses and other liabilities	896	522

Net cash used in operating activities	(2,775)	(7,022)

Cash flows from investing activities:
Proceeds from sale of short term investments	17,076	15,954
Purchase of short term investments	(21,463)	(18,402)
Acquisition of technology license	(350)	—
Acquisition of property and equipment	(847)	(170)

Net cash used in investing activities	(5,584)	(2,618)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,938	9,233
Proceeds from exercise of warrants and options	220	—
Principal payments on capital lease obligation	(27)	(26)
Proceeds from borrowing	5,000	—
Repayment of borrowings	(1,729)	(1,471)

Net cash provided by financing activities	10,402	7,736

Net increase (decrease) in cash and cash equivalents	2,043	(1,904)
Cash and cash equivalents at beginning of period	1,789	3,598

Cash and cash equivalents at end of period	$3,832	$1,694

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEMOSENSE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1) Organization and Basis of Presentation

Description of the Company

HemoSense, Inc., (the “Company”) was incorporated in the state of Delaware on March 4, 1997. The Company is a point-of-care diagnostic healthcare company that initially has developed, manufactures and commercializes easy-to-use, handheld blood coagulation monitoring systems for use by patients and healthcare professionals in the management of warfarin medication. The Company began selling its first product, the INRatio meter and related test strips, in March 2003. Prior to that date, the Company was in the development stage and had been primarily engaged in developing its product technology.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Statement of Financial Accounting Standards, No. 123(R), was adopted October 1, 2005, and has been consistently applied in both fiscal year 2006 and the first three quarters of fiscal 2007. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the financial statements, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period. Further, the preparation of unaudited condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. Actual results could differ from those estimates. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended June 30, 2007 are not necessarily indicative of the results for the year ending September 30, 2007 or any future interim period.

2) Subsequent Event

On August 6, 2007, HemoSense, Inverness Medical Innovations, Inc., a Delaware corporation (“Inverness”), and Spartan Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Inverness (“Merger Sub”), entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), pursuant to which HemoSense and Inverness will combine their businesses through a merger of HemoSense and Merger Sub (the “Merger”).

The completion of the Merger is subject to various closing conditions, including obtaining the approval of HemoSense stockholders and receiving antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act). The Merger is intended to qualify as a reorganization for federal income tax purposes.

At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the holder of any capital stock of HemoSense, each share of common stock of HemoSense issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.274192 (the “Exchange Ratio”) of a share of common stock of Inverness (each full share, an “Inverness Share”).

In the Merger, each option to purchase shares of HemoSense common stock granted under employee and director stock plans of HemoSense that is outstanding as of immediately prior to the Effective Time, whether vested or unvested, shall be converted into a right to acquire Inverness Shares on the same terms and conditions as were applicable to such option prior to the Effective Time, provided that the number of Inverness Shares receivable and the exercise price of the option shall be adjusted to reflect the Exchange Ratio. All other HemoSense equity-based awards outstanding as of the Effective Time will remain in effect but will be denominated in Inverness Shares, with applicable adjustments to reflect the Exchange Ratio.

If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, HemoSense will be required to pay Inverness a termination fee of $5.25 million.

The Boards of Directors of HemoSense and Inverness have approved the Merger and the Merger Agreement.

3) Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended September 30, 2006, which was filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not materially changed since September 30, 2006.

4) Inventories

The components of inventories are as follows (in thousands):

	June 30, 2007	September 30, 2006
Raw materials	$1,613	$1,013
Work-in-process	2,359	1,156
Finished goods	1,104	562

	$5,076	$2,731

5) Warranty Reserve

The Company records an accrual for estimated warranty costs when revenue is recognized. The warranty covers replacement costs of defective meters and test strips. The warranty period is generally one year. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated failure rates and replacement costs, and known design changes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseen changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the three and nine month periods ended June 30, 2007 and June 30, 2006, were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Balance, at the beginning of the period	$77	$70	$49	$59
Accruals and charges for warranty for the period	72	23	223	65
Cost of repairs and replacements	(67)	(27)	(190)	(58)

Balance, at the end of the period	$82	$66	$82	$66

6) Stockholders’ Equity

Changes in the Company’s stockholders’ equity during the nine month period ended June 30, 2007 were as follows (in thousands):

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance September 30, 2006	11,206	$11	$66,739	$(2)	$(58,071)	$8,677
Options exercised	219		220			220
Stock issuance	1,772	2	6,936			6,938
Issuance of restricted stock	50		—			—
Issuance of warrants			900			900
Stock based compensation	—		410			410
Change in unrealized loss on short-term Investments				(4)		(4)
Net loss					(3,810)	(3,810)

Balance June 30, 2007	13,247	$13	$75,205	$(6)	$(61,881)	$13,331

In December 2006, the Company closed a private equity offering of 1,772,151 shares of the Company’s common stock at $3.95 per share. Gross proceeds from the offering were approximately $7.0 million. Total expenses from the offering were approximately $62,000 and there were no underwriting discounts, commissions or warrants.

Comprehensive loss is comprised of net loss and changes in unrealized losses on short-term investments. There were no material differences between net loss and comprehensive loss for the quarters ended June 30, 2007 and 2006.

7) Extension in Senior Loan Financing

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

8) Stock-Based Compensation

Stock Option Plans

1997 Stock Option Plan

In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), as amended, under which 1.1 million shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. Options granted under the 1997 Plan may be designated as either incentive stock options or non-statutory stock options. Stock purchase rights could also be granted under the 1997 Plan. Incentive stock options could only be granted to employees. Options granted or stock purchased under the 1997 Plan must become exercisable or the Company’s right to repurchase must lapse no less than 20% after one year and ratably over 4 years thereafter. In addition, as of June 30, 2007 there were 48,841 unvested shares underlying stock options granted under the 1997 Plan to certain employees and directors in which the vesting will fully accelerate upon the occurrence of a change in control. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% and 85%, respectively, of the fair value per share of the Company’s common stock on the grant date, as determined by the Company’s board of directors. The term of the options is ten years. Since the implementation of the 2005 Equity Incentive Plan, no additional options will be granted from the 1997 Plan and the 1997 Plan will terminate when all the shares have been either exercised, cancelled or expire.

2005 Equity Incentive Plan

In March 2005, the Company’s board of directors and stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), which became effective upon completion of the Company’s initial public offering on July 1, 2005. As of June 30, 2007 there were 146,879 unvested shares underlying stock options granted under the 2005 Plan to certain employees and directors in which the vesting will fully accelerate upon the occurrence of a change in control. The Company has reserved a total of 1,090,000 shares of its common stock for issuance under the 2005 Plan, 257,000 shares of which are available for future grant. In addition, any unused shares in or any unvested shares under the 1997 Plan as of the effective date of the Company’s initial public offering were added to the 2005 Plan.

The effect of recording stock-based compensation for the three and nine months ended June 30, 2007 and June 30, 2006 was as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
Research and development	$18	$6	$30	$14
Sales and marketing	40	15	96	45
General and administrative	77	43	190	111

Total operating expense	135	64	316	170
Cost of goods sold	36	17	87	29

Total compensation expense	$171	$81	$403	$199

Total stock-based compensation cost capitalized to inventory was $26,000 and $12,000 as of June 30, 2007 and June 30, 2006, respectively.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options: The following is a summary of the Company’s stock option and related activity for the three and nine months ending June 30, 2007.

(Amounts in thousands)	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2007
Shares granted	228	540
Estimated grant date fair value	$1,169	$1,990
Estimated stock based compensation not expected to vest	$40	$168
Unrecognized stock-based compensation for unvested options	$1,098	$1,698

Restricted Stock Grants: During the three months and nine months ended June 30, 2007 the Company issued 0 and 50,000 restricted stock grants with an estimated total value of $245,000. During the three and nine months ended June 30, 2007 the Company recorded stock-based compensation related to restricted stock grants of $15,000 and $40,000, respectively. The restricted stock grants vest monthly over a four year period. The Company has the right to repurchase all unvested shares relating to any restricted stock grant if the employee discontinues his employment with the Company.

Valuation Assumptions: In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Expected volatility	61%	59%	61%	59%
Risk Free interest rate	5.19%	5.17%	4.81%	4.57%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	6.25 Years	6.26 Years	6.25 Years	6.20 Years
Weighted average fair value of options granted	$5.21	$5.94	$3.51	$6.23

Expected Volatility: The fair value of stock-based payments made through the quarter ended June 30, 2007 was valued using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock prices and comparable companies.

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

Stock Option Activity

The following is a summary of options activities (amount in thousands, except per share amounts):

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per share
Balance as of September 30, 2006	183	1,247	$2.50
Increase in authorized shares	560	—	—
Granted	(540)	540	6.01
Cancelled	66	(66)	4.78
Expired	38	(38)	3.08
Exercised	—	(219)	1.00
Restricted stock granted	(50)	—	—

Balance as of June 30, 2007	257	1,464	$3.91

The options outstanding and exercisable at June 30, 2007 were in the following exercise price ranges (amounts in thousands, except per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.00 – 2.00	527	6.3	$0.80	$4,304	467	6.1	$0.80	$3,814
2.01 – 3.00	117	8.9	2.77	726	10	4.8	2.71	61
3.01 – 5.00	281	9.3	4.15	1,355	15	9.2	3.95	78
5.01 – 6.00	176	9.4	5.38	632	15	8.7	5.93	45
6.01 – 7.00	87	8.5	6.33	231	32	8.5	6.38	85
7.01 – 9.00	276	9.5	8.37	165	36	8.3	7.76	43

	1,464	8.2	$3.91	$7,413	575	6.3	$1.80	$4,126

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s ending stock price of $8.97 at June 30, 2007, which would have been received by the option holders had all option holders exercised their options at the period end. The total number of in-the-money options exercisable as of June 30, 2007 was 575,125 shares.

Information regarding the Company’s stock options transactions for the three and nine months ended June 30, 2007 and June 30, 2006 is presented below (in thousands except per options information):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Total fair value of shares vested	$167	$19	$440	$73
Total intrinsic value of options exercised	580	96	979	584
Total cash received from employees from exercises of options	129	12	220	92
Weighted average exercise price of options granted	$8.36	$5.94	$6.01	$6.20

In connection with the above exercises, there was no tax benefit realized by the Company due to the Company’s current loss position. The Company issues new shares of common stock upon exercise of stock options.

A summary of the status of the Company’s non-vested shares as of June 30, 2007 and changes during the nine month period ended June 30, 2007, is presented below (amounts in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per share
Non-vested at September 30, 2006	544	$4.03
Granted	540	$6.01
Vested	(129)	$3.40
Cancelled	(66)	$4.78

Non-vested at June 30, 2007	889	$5.27

As of June 30, 2007, there was $2.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under both of the plans. The cost is expected to be recognized over a weighted average period of 4 years.

9) Net Loss Per Share

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

The following outstanding options and warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three and Nine Months Ended June 30,
	2007	2006
Options to purchase common stock	1,464	1,129
Warrants to purchase common stock	1,224	922

10) Contingencies

On December 18, 2006, the Company provided Medline Industries, Inc. (“Medline”), a United States distributor of certain HemoSense products, with a notice of termination of the parties’ distribution agreement pursuant to certain termination provisions in that agreement. On January 10, 2007, the Company informed Medline that it was withdrawing its notice of termination related to Medline’s non-payment of past due invoices but that the other grounds for termination set forth in the Company’s notice of termination were not being withdrawn. On January 11, 2007, Medline sent a letter to the Company attaching a demand for arbitration which Medline stated it had filed with the American Arbitration Association (“AAA”). The demand for arbitration states that Medline is seeking damages in excess of $250,000 related to a purported breach of the parties’ distribution agreement. On June 29, 2007, Medline amended its demand to include claims for fraud and intentional interference with economic advantage. On August 10, 2007, the Company received a notice from AAA that the arbitration hearing has been rescheduled for October 22 and 23, 2007.

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

11) Segment Reporting

The Company derives significant revenue from outside the United States, primarily in Europe. Revenue by geographic area, based on the customer shipment location, was as follows, (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenue by Geographic Area	2007	2006	2007	2006
United States	$8,010	$3,734	$20,562	$9,845
Europe	1,063	709	3,035	1,919
Other	119	128	326	285

Total revenue	$9,192	$4,571	$23,923	$12,049

12) Recent Accounting Pronouncements

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

In September 2006 the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of FAS 157 will have a material effect on the company’s financial position, results of operations or cash flows.

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

Overview

We are a point-of-care diagnostic healthcare company that initially has developed, manufactures and commercializes easy-to-use, handheld blood coagulation monitoring systems for use by patients and healthcare professionals in the management of warfarin medication. Our product, the INRatio System, measures the patient’s blood clotting time to ensure that patients with a propensity to form clots are maintained within the therapeutic range with the proper dosage of oral anticoagulant therapy. Our system is 510(k) cleared by the FDA for use by healthcare professionals as well as for patient self-testing. It is also CE marked in Europe which is a mandatory European marking for certain product groups to indicate conformity with health and safety standards. The INRatio System is targeted to both the professional, or point-of-care, market as well as the patient self-testing market, the latter being an opportunity that has emerged primarily following the establishment of Medicare reimbursement, in the United States, in 2002 for mechanical heart valve patients.

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

Currently, Medicare and private payors reimburse PT/INR testing in the point-of-care environment for all indications. Medicare reimburses patient self-testing only for patients with mechanical heart valves, while reimbursement coverage policies among private payors vary. Our revenue growth is dependent on such reimbursement continuing without any significant erosion in the reimbursement amounts. We believe that there is a significant opportunity in patient self-testing for other indications, such as atrial fibrillation, in the event that reimbursement is expanded. It is estimated the decision will be made approximately in 2008. Growth in the United States has been more robust than the international market. We have focused most of our sales and marketing efforts in the domestic market. Each country has different reimbursement rates and rules governing the use of medical devices.

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

The manufacturing cost structure for our test strips currently includes a large component of fixed costs which is being spread over production that has not been optimized. During the third fiscal quarter, we converted to a three-shift production schedule which will reduce production costs. Increases in production volume will be a significant factor for cost reduction for our test strips. We did not achieve a positive gross margin until the fourth quarter of fiscal year 2005, our gross margin in fiscal year 2006 was 27% and our gross margin for the nine months ended June 30, 2007 was 42%. We believe continuing volume increases and process improvements will sustain and enhance cost reductions for our products in the future. We have started a manufacturing automation project in order to meet our increasing test strip demand. Over the remainder of fiscal year 2007, we believe that the project will have a minimal impact on our cost of product. During fiscal 2008, we expect the improvements in efficiencies to significantly reduce test strip cost.

Results of Operations

The following table sets forth our results of operations (in thousands) expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,
	2007		2006
	Amount	% of Sales	Amount	% of Sales	Amount of Increase (Decrease)	Percent Increase (Decrease)
Revenue	$9,192	100%	$4,571	100%	$4,621	101%
Cost of goods sold	4,996	54	3,513	77	1,483	42

Gross profit	4,196	46	1,058	23	3,138	297

Operating expenses
Research and development	941	10	769	17	172	22
Sales and marketing	2,437	27	2,058	45	379	18
General and administrative	1,120	12	1,139	25	(19)	(2)

Total operating expenses	4,498	49	3,966	87	532	13

Loss from operations	(302)	(3)	(2,908)	(64)	(2,606)	(90)

Interest income	195	2	144	3	51	35
Interest expense	(563)	(6)	(273)	(6)	290	106
Other expense, net	(17)	0	(14)	0	3	21

Net loss	$(687)	(7)%	$(3,051)	(67)%	($2,364)	(77)%

	Nine Months Ended June 30,
	2007		2006
	Amount	% of Sales	Amount	% of Sales	Amount of Increase (Decrease)	Percent Increase (Decrease)
Revenue	$23,923	100%	$12,049	100%	$11,874	99%
Cost of goods sold	13,935	58	8,880	74	5,055	57

Gross profit	9,988	42	3,169	26	6,819	215

Operating expenses
Research and development	2,128	9	1,913	16	215	11
Sales and marketing	7,417	31	5,954	49	1,463	25
General and administrative	3,275	14	3,181	26	94	3

Total operating expenses	12,820	54	11,048	91	1,772	16

Loss from operations	(2,832)	(12)	(7,879)	(65)	(5,047)	(64)
Interest income	547	2	450	4	97	22
Interest expense	(1,484)	(6)	(886)	(7)	598	67
Other expense, net	(41)	0	(47)	0	(6)	(13)

Net loss	$(3,810)	(16)%	$(8,362)	(68)%	$(4,552)	(54)%

Revenue. For the three months ended June 30, 2007, revenue increased $4.6 million, or 101%, to $9.2 million from $4.6 million for the three months ended June 30, 2006. The revenue increase, both in the United States and internationally, was primarily attributable to an increase in sales by our distribution partners in the markets they serve. Additionally, two of our major competitors were temporarily limited in their ability to sell into our markets during the early part of the fiscal quarter, which also increased our revenue. The increase in sales was due primarily to the sale of test strips which increased $3.5 million or 102%, from $3.4 million for the three months ended June 30, 2006 to $6.9 million for the three months ended June 30, 2007. Meters and accessories revenue increased $1.1 million, or 99%, to $2.3 million for the three months ended June 30, 2007 as compared to $1.2 million for the three months ended June 30, 2006. We anticipate revenue for all products to increase over the balance of the current fiscal year as we continue to penetrate the worldwide markets for our products.

For the nine months ended June 30, 2007, total revenue increased $11.9 million, or 99%, to $23.9 million from $12.0 million for the nine months ended June 30, 2006. The revenue increase, both in the United States and internationally, was attributable to an increase in sales by our distribution partners in the markets they serve. The increase in revenue was primarily attributable to the sale of test strips which increased $9.6 million, or 118%, from $8.2 million for the nine months ended June 30, 2006 to $17.8 million for the nine months ended June 30, 2007. Meters and accessories revenue increased $2.3 million, or 58%, to $6.1 million for the nine months ended June 30, 2007 as compared to $3.8 million for the nine months ended June 30, 2006.

Cost of Goods Sold. Cost of goods sold increased $1.5 million, or 42%, to $5.0 million for the three months ended June 30, 2007 from $3.5 million for the three months ended June 30, 2006. Most of the increase related to increased product revenue shipments for the three months ended June 30, 2007 compared to the same period last year. Gross profit was 46% and 23% for the three months ended June 30, 2007 and June 30, 2006, respectively. The improvement in gross profit was attributable to increased production volume and process improvements for test strips. This was offset by increased wages and stock-based compensation. For the balance of the fiscal year we expect the cost of goods sold to increase in total but to decrease as a percentage of revenue due to continued product cost reductions and improved production processes.

For the nine months ended June 30, 2007, cost of goods sold increased $5.0 million, or 57%, to $13.9 million from $8.9 million for the nine months ended June 30, 2006. Most of the increase related to increased product revenue shipments mainly for test strips. Gross profit was 42% for the nine months ended June 30, 2007 compared to 26% for the nine months ended June 30, 2006. The improvement in gross profit was attributable primarily to increased production volume and process improvements for test strips offset by increased wages, benefits and stock based compensation. We expect the gross margin percent for the balance of fiscal 2007 to increase over the third quarter year to date percent. We believe that the improvement in gross margin will be due to increased production volume and continued improvements in the production process.

Research and Development Expenses. Research and development expenses increased $172,000, or 22%, to $941,000 for the three months ended June 30, 2007 from $769,000 for the three months ended June 30, 2006. The increase was primarily attributable to $168,000 increased costs for wages and related costs to enhance our product development process. The addition of headcount resulted in a $113,000 increase in recruiting costs. Clinical trials and laboratory supplies increased $77,000 relating to increased testing of the next generation of meters. This was partially offset by $213,000 reduction of outside services and consultants. As a percent of total revenue, research and development expenses decreased to 10% for the three months ended June 30, 2007 from 17% for the three months ended June 30, 2006 mainly due to timing in the product development cycle and significant increases in revenue as compared to the same period in the prior year. Over the remainder of the fiscal year we expect research and development expenses to increase as new initiatives are continued. As a result, there may be an increase in overall research and development expenses but a reduction as the percentage of total revenue over the balance of fiscal year 2007.

For the nine months ended June 30, 2007, research and development expenses increased $215,000, or 11%, to $2.1 million, from $1.9 million for the nine months ended June 30, 2006. The increase was primarily attributable to headcount additions, which resulted in $216,000 higher payroll and related costs. Recruiting costs related to the headcount increase were $173,000. Additionally, clinical trials, laboratory supplies and equipment increased by $105,000. This was partially offset by $331,000 decrease in consultants and professional services. As a percent of total revenue, research and development expenses decreased to 9% for the nine months ended June 30, 2007 from 16% for the nine months ended June 30, 2006.

Sales and Marketing Expenses. Sales and marketing expenses increased $379,000, or 18%, to $2.4 million for the three months ended June 30, 2007 from $2.1 million for the three months ended June 30, 2006. The increase was primarily attributable to $403,000 for payroll and benefits costs for additional personnel used in both the field and support functions and increased commissions as a result of revenue increases. This was partially offset by product marketing costs which decreased $79,000 due to timing of events and promotions. As a percent of total revenue, sales and marketing expenses decreased to 27% for the three months ended June 30, 2007 from 45% for the three months ended June 30, 2006 primarily due to our increased revenue. We expect sales and marketing spending to increase slightly over the balance of fiscal year 2007 but to continue to decrease as a percentage of revenue.

For the nine months ending June 30, 2007 sales and marketing expenses increased $1.4 million, or 25%, to $7.4 million from $6.0 million for the nine months ended June 30, 2006. The increase was primarily attributable to $1.2 million for payroll and commission expenses for additional personnel used in both the field and support functions. Product marketing cost increased $106,000 as the efforts to promote our product expanded. Costs associated with consultants increased by $67,000 relating to marketing strategy development. As a percent of total revenue, sales and marketing expenses decreased to 31% for the nine months ended June 30, 2007 from 49% for the nine months ended June 30, 2006 primarily due to the increase in revenue. Over the balance of the fiscal year, we expect sales and marketing expenses to continue to increase, but more slowly than our expected growth in revenue.

General and Administrative Expenses. General and administrative expenses decreased $19,000, or 2%, to $1.1million for the three months ended June 30, 2007 from $1.1 million for the three months ended June 30, 2006. Consultants and outside professional services, including legal and accounting, decreased $141,000. This was offset by payroll and benefits increase by $78,000 primarily relating to stock-based compensation. Facilities cost increased by $46,000 relating to moving cost for additional space leased but not occupied during the quarter. As a percent of total revenue, general and administrative expenses decreased to 12% for the three months ended June 30, 2007 from 25% for the three months ended June 30, 2006. We expect general and administrative expenses to increase over the balance of fiscal year 2007 but to decrease as a percentage of revenue.

For the nine months ended June 30, 2007 general and administrative expenses increased $94,000, or 3%, to $3.3 million from $3.2 million for the nine months ended June 30, 2006. Payroll and other benefits increased $135,000 due to increased headcount and stock-based compensation. Facilities cost increased by $46,000 relating to moving cost for additional space leased but not occupied during the quarter. Consultants and outside professional services, including legal and accounting, decreased $130,000. As a percent of total revenue, general and administrative expenses decreased to 14% for the nine months ended June 30, 2007 from 26% for the nine months ended June 30, 2006. Over the balance of the fiscal year, we expect our general and administrative expenses to increase but to decrease as a percentage of total revenue.

Interest Income. Interest income increased by $51,000, or 35%, from $144,000 for the three months ended June 30, 2006 to $195,000 for the three months ended June 30, 2007. The increase related to additional funds invested over the quarter. Over the balance of the fiscal year we expect interest income to decrease in total as the proceeds from our debt and equity financing are used for operational needs.

Interest income increased by $97,000, or 22%, from $450,000 for the nine months ended June 30, 2006 to $547,000 for the nine months ended June 30, 2007. The increase related to returns on short term investments purchased with a portion of the funds received from the private stock offering and increased debt, in December 2006.

Interest Expense. Interest expense increased $290,000, or 106%, to $563,000 for the three months ended June 30, 2007 from $273,000 for the three months ended June 30, 2006. The increase was attributed to a higher level of debt over the same period last year and the amortization of the cost of warrants issued as part of the extension in our senior loan financing in December 2006.

For the nine months ended June 30, 2007 interest expense increased $598,000, or 67% to $1.5 million from $886,000 for the nine months ended June 30, 2006. The increase was attributed to a higher level of debt over the same period last year and the amortization of the cost of warrants issued as part of the extension in our senior loan financing in December 2006. We expect interest to increase during fiscal year 2007 due to the increased interest cost of our new debt.

Liquidity and Capital Resources

Cash flow information for the nine months ended June 30, 2007 and June 30, 2006 was as follows (in thousands):

	June 30, 2007	June 30, 2006
Cash, cash equivalents and short term investments	$16,154	$12,071

Net cash used in operating activities	$(2,775)	$(7,022)
Net cash used in investing activities	(5,584)	(2,618)
Net cash provided by financing activities	10,402	7,736

Net increase (decrease) in cash and cash equivalents	$2,043	$(1,904)

Since our inception, our operations have been primarily financed through the sale of equity securities, both public and private, bank equipment financing loans, debt capital and capital leases. As of June 30, 2007, our cash, cash equivalents and short term investments were $16.2 million. All of our cash equivalents and investments have original maturities of one year or less.

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

During the nine months ended June 30, 2007, our operating activities used cash of approximately $2.8 million, compared to approximately $7.0 million for the nine months ended June 30, 2006, a decrease of $4.2 million. This reduction comprised a $4.6 million decrease in the net loss and $240,000 decrease in non-cash adjustments. Net increase of non-cash current assets and liabilities was $545,000 primarily due to increases in inventory and prepaid expenses offset by an increase in accounts payable and accrued expenses. The increase in accounts payable and inventory related primarily to the growth in product sales.

Our investing activities used cash of approximately $5.6 million during the nine months ended June 30, 2007 compared to $2.6 million during the three months ended June 30, 2006. The increase in the use of funds was attributable to higher net purchases of marketable securities with cash and cash equivalents available.

Cash provided by financing activities was $10.4 million for the nine months ended June 30, 2007 compared to $7.7 million provided by financing activities for the nine months ended June 30, 2006. The increase in cash provided for the nine months ended June 30, 2007 was due to $7.0 million in proceeds from our private stock placement in December 2006 and $5.0 million from the extension in senior loan financing in December 2006 compared to proceeds from stock issuance of $9.2 million for the nine months ended June 30, 2006.

As of June 30, 2007, we had a long term loan payable, a long term note payable, capital lease obligations, commitments under facility and equipment operating leases, and purchase commitments. We had no other off-balance sheet items or commitments. Future payments under these obligations, including interest payments, at June 30, 2007 are included in the table below for each of the fiscal years ending September 30 (in thousands):

	2007	2008	2009	2010	2011	Total
Loan payable	$846	$3,467	$1,927	$1,927	$1,082	$9,249
Note payable	—	—	1,151	—	—	1,151
Capital leases	10	17	—	—	—	27
Facility lease	83	215	90	—	—	388
Equipment leases	7	28	27	13	3	78
Cancelable purchase commitments	6,112	—	—	—	—	6,112
Non-cancelable purchase commitments	1,046	—	—	—	—	1,046

Total	$8,104	$3,727	$3,195	$1,940	$1,085	$18,051

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

In September 2006 the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of FAS 157 will have a material effect on the company’s financial position, results of operations or cash flows.

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

On December 18, 2006, we provided Medline Industries, Inc. (“Medline”), a United States distributor of HemoSense products, with a notice of termination of the parties’ distribution agreement pursuant to certain termination provisions in that agreement. On January 10, 2007, we informed Medline that we were withdrawing our notice of termination related to Medline’s non-payment of past due invoices but that the other grounds for termination set forth in our notice of termination were not being withdrawn. On January 11, 2007, Medline sent us a letter attaching a demand for arbitration which Medline stated it had filed with the American Arbitration Association (“AAA”). The demand for arbitration states that Medline is seeking damages in excess of $250,000 related to a purported breach of the parties’ distribution agreement. On June 29, 2007, Medline amended its demand to include claims for fraud and intentional interference with economic advantage. On August 10, 2007 we received a notice from AAA that the arbitration hearing has been rescheduled for October 22 and 23, 2007.

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

We have a limited history of operations and have incurred net losses in each year since our inception. We received regulatory clearance to market our INRatio System in 2002 and began commercial sales in early 2003. During the past five fiscal years, we incurred net losses of $4.7 million in 2002, $6.9 million in 2003, $10.3 million in 2004 and $11.7 million in 2005 and $10.9 million in 2006. As of June 30, 2007, we had an accumulated deficit of $61.9 million. We expect that our operating expenses will increase nominally as we expand our business, devote additional resources to our research and development, increase sales and marketing efforts and bear the costs associated with being a public company.

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

We depend upon a single product. If our INRatio System fails to continue to gain market acceptance our business will suffer.

The INRatio System is our only product. Sales of this product will account for substantially all of our revenue for the foreseeable future. We cannot be sure that we will be successful in convincing patients and healthcare professionals to use our product. Certain competitors have products that are established in our target markets, and we may not be able to convince users of those products to switch to the INRatio System. Healthcare professionals may be hesitant to recommend our product to their patients given our short operating history and the fact that we are a relatively small company. If our product fails to gain further acceptance in the point-of-care and patient self-testing markets, our business will be harmed.

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

We have limited experience as a company in the sale, marketing and distribution of our INRatio System. We maintain a relatively small sales and marketing team which as of June 30, 2007 was comprised of 41 employees and expect to depend heavily on third parties to sell our product both in the United States and internationally for the foreseeable future. To achieve commercial success, we must further develop our sales and marketing capabilities and enter into and maintain successful arrangements with others to sell, market and distribute our product.

We currently have agreements with seven national and four regional distributors in the United States. We also have agreements with 15 international distributors of our product. Three of our distributors, Quality Assured Services, Medline and National Distribution & Contracting, Inc, each accounted for between 9% to 23% and 46% in the aggregate, of our total revenue in the nine months ended June 30, 2007. Our success is dependent upon developing and maintaining current and future distribution relationships. We have only recently entered into most of our distribution relationships, which makes it difficult for us to predict their future success. Some of our distribution agreements allow either party to terminate the relationship on short notice and without fault. Additionally, we may be unable to renew a distribution agreement upon its expiration on favorable terms, or at all. Distribution partners may fail to commit the necessary resources to market and sell our product to the level of our expectations. In particular, several of our distribution partners also distribute the products of our competitors, and as a result, we compete for the attention of these distributors against the experienced and well funded efforts of our competitors. If in the future our distribution partners elect to focus on selling the products of our competitors rather than our products, our sales efforts will be seriously compromised. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable. If our current or future partners do not perform adequately, or we are unable to locate or retain partners, as needed, in particular geographic areas or in particular markets, our ability to achieve our expected revenue growth rate will be harmed.

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

Currently, we have five single source suppliers: Dade Behring, which produces a reagent used in our test strips, Auer Precision Company, Inc. and White Electronic designs Corp. who produce components for our test strip, Haematologic Technologies, which produces our control reagents, and Flextronics, which manufactures our meters. Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow our protocols and procedures, failure to comply with applicable regulations, or equipment malfunction, any of which could delay or impede their ability to meet our demand. Our reliance on these outside suppliers also subjects us to other risks that could harm our business, including:

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

We believe our future success will depend upon our ability to attract and retain employees including scientists, members of management and other highly skilled personnel. Our employees may terminate their employment with us at any time and are generally not subject to employment contracts. We may experience additional difficulties retaining existing employees and hiring new employees as a result of our pending acquisition by Inverness Medical Innovations. Hiring qualified scientific and management personnel will be difficult due to the limited number of qualified professionals and the fact that competition for these types of employees is intense. If we fail to attract and retain key personnel, we may not be able to execute our business plan.

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

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Date: August 13, 2007	/s/ James D. Merselis
James D. Merselis
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2007	/s/ Gordon Sangster
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